Form 10-Q
period 2021-09-30
Real Good Food Company, Inc.
filed 2021-12-17
CIK 1871149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number
001-41025

THE REAL GOOD FOOD COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-1280343
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
3 Executive Campus, Suite 155
Cherry Hill, NJ 08002
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (856)
644-5624

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001	RGF	Nasdaq Global Market
par value per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☐
    No
☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of December 16, 2021, there were 6,169,885 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 19,577,681 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

THE REAL GOOD FOOD COMPANY, INC.

PROJECT CLEAN, INC.
Unaudited Balance Sheets

	September 30, 2021	June 2, 2021
ASSETS
Cash	$1	$1

Total assets	$1	$1

LIABILITIES AND STOCKHOLDER’S EQUITY
Total liabilities	$—	$—
Stockholder’s equity:
Common stock, $0.0001 par value per share, 10,000 authorized, 10,000 shares issued and outstanding	1	1
Additional paid-in capital	—	—

Total liabilities and stockholder’s equity	$1	$1

See accompanying notes to the Financial Statements

NOTE 1. DESCRITPTION OF BUSINESS AND BASIS OF PRESENATION
Project Clean, Inc. was formed as a Delaware corporation on June 2, 2021, with the intention to change its name to The Real Good Food Company, Inc. prior to the consummation of the initial public offering (“IPO”) discussed in Note 14, Subsequent Events, for The Real Goods Foods Company LLC.
Project Clean, Inc. was formed for the purpose of completing a public offering and related transactions (the “Transactions”) in order to carry on the business of The Real Goods Foods Company LLC and serve as the issuer of the Class A common stock offered in the Company’s IPO (see The Real Goods Foods Company LLC, Note 14, Subsequent Events, included within this report).
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Separate statements of income and comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity for the period from its formation through September 30, 2021 (unaudited).
NOTE 2. STOCKHOLDER’S EQUITY
As of September 30, 2021 and June 2, 2021, Project Clean, Inc. was authorized to issue 10,000 shares of common stock, par value $0.0001 per share, and had issued 10,000 shares of common stock to The Real Goods Foods Company LLC.
NOTE 3. SUBSEQUENT EVENTS
On
October 7, 2021, Project Clean, Inc. changed its name to The Real Good Food Company, Inc. On November 4, 2021, The Real Good Food Company, Inc. completed a series of reorganization transactions in connection with its IPO, whereby The Real Good Food Company Inc., became the managing member of The Real Goods Foods Company LLC, and as such became the financial reporting entity subsequent to November 4, 2021. The IPO closed November 9, 2021
.

THE REAL GOOD FOOD COMPANY LLC
Unaudited Balance Sheets
(In thousands, except unit and liquidation preference data)

	As of
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$1,650	$28
Accounts receivable, net	5,738	3,533
Inventories	9,895	8,374
Other current assets	580	37

Total current assets	17,863	11,972
Property and equipment, net	7,057	1,745
Operating lease right-of-use assets	4,291	100
Deferred loan cost	709	1,584
Goodwill	12,486	—
Deferred transaction costs	1,175	—
Other noncurrent assets	224	69

Total assets	$43,805	$15,470
LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$9,906	$4,818
Operating lease liabilities	433	36
Finance lease liabilities	67	99
Business acquis i tion liabilities, current portion	1,250	—
Accrued and other current liabilities	3,569	667
Loan with PPZ, LLC, a related party	1,215	1,180
Convertible note	41,100	—
Current portion of long-term debt	318	1,763

Total current liabilities	57,858	8,563

Long-term debt	20,977	36,936
Long-term operating lease liabilities	3,751	66
Long-term finance lease liabilities	21	72
Long-term Business acquis i tion liabilities	13,535	—

Total Liabilities	96,142	45,637
Commitments and contingencies (Note 12)
Members’ deficit:
Common units: 62,957 units issued and outstanding as of September 30, 2021 and December 31, 2020	1,013	1,013
Series A preferred units: 11,798 units issued and outstanding as of September 30, 2021 and December 31, 2020; liquidation preference of $8.8 million as of September 30, 2021 and $8.4 million as of December 31, 2020	7,337	7,337
Series Seed preferred units: 28,428 units authorized, issued and outstanding as of September 30, 2021 and December 31, 2020; liquidation preference of $715 thousand as of September 30, 2021 and December 31, 2020	715	715
Accumulated deficit	(61,402)	(39,232)

Total members’ deficit	(52,337)	(30,167)

Total liabilities and members’ deficit	$43,805	$15,470

See accompanying notes to the Financial Statements.

THE REAL GOOD FOOD COMPANY LLC
Unaudited Statements of Operations
(In thousands, except unit and per unit data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Net sales	$23,014	$9,745	$58,477	$27,799
Cost of sales	20,659	9,907	49,447	26,346

Gross profit	2,355	(162)	9,030	1,453

Operating expenses:
Selling and distribution	4,323	1,754	10,291	5,703
Marketing	1,732	356	3,119	1,936
Administrative	1,875	682	7,677	1,755

Total operating expenses	7,930	2,792	21,087	9,394

Loss from operations	(5,575)	(2,954)	(12,057)	(7,941)
Interest expense	839	1,262	4,322	3,744
Other income	(309)	—	(309)	—
Change in fair value of convertible debt	5,730	—	6,100	—

Loss before income taxes	(11,835)	(4,216)	(22,170)	(11,685)
Income tax expense	—	—	—	13

Net Loss	$(11,835)	$(4,216)	$(22,170)	$(11,698)

Preferred return on Series A preferred units	146	136	438	409

Net loss attributable to common unitholders	$(11,981)	$(4,352)	$(22,608)	$(12,107)

Net loss per common unit (basic and diluted)	$(190.3)	$(70.1)	$(359.1)	$(195.0)
Weighted-average common units outstanding (basic and diluted)	62,957	62,097	62,957	62,097

See accompanying notes to the Financial Statements.

THE REAL GOOD FOOD COMPANY LLC
Unaudited Statements of Cash Flows
(In thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,170)	$(11,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	791	449
Amortization of loan costs	1,402	618
Bad debt expense	—	10
Non-Cash interest and debt fees	2,542	2,818
Remeasurement of liabilities associated with business combinations	130	—
Change in fair value of convertible debt	6,100	—
Changes in operating assets and liabilities:
Accounts receivable	(2,232)	(1,394)
Inventories	(1,022)	1,468
Other assets	(698)	312
Accounts payable, accrued and lease liabilities	7,674	3,339

Net cash used in operating activities	(7,483)	(4,078)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(2,114)	—
Purchase of property and equipment	(2,515)	(125)

Net cash used in investing activities	(4,629)	(125)

Cash flows from financing activities:
Proceeds from line of credit borrowings	14,534	4,516
Proceeds from convertible notes	35,000	—
Payments on line of credit borrowings	(34,945)	(128)
Payments on deferred offering costs	(761)	—
Payments on finance lease liabilities	(94)	(208)

Net cash provided by financing activities	13,734	4,180

Net increase (decrease) in cash	$1,622	$(23)
Beginning cash	28	388

Ending cash	$1,650	$365

Supplemental disclosures of cash flow information:	—	—
Cash paid for interest	$555	$153
Supplemental disclosures of noncash investing and financing activities:
Net liabilities assumed from business combination	$14,729	$—
Lease liabilities arising from obtaining right-of-use assets	$4,250	$—
Deferred offering costs in AP and accrued liabilities	$414	$—
See accompanying notes to the Financial Statements

THE REAL GOOD FOOD COMPANY LLC
Unaudited Statements of Members’ Deficit
(In thousands, except number of units)

			Series A		Series Seed			Members’
	Common Units		Preferred Units		Preferred Units		Accumulated	Equity
	Units	Amount	Units	Amount	Units	Amount	Deficit	(Deficit)
Balance, June 30, 2021	62,957	$1,013	11,798	$7,337	28,428	$715	$(49,567)	$(40,502)
Net loss	—	—	—	—	—	—	(11,835)	(11,835)

Balance, September 30, 2021	62,957	$1,013	11,798	$7,337	28,428	$715	$(61,402)	$(52,337)

			Series A		Series Seed			Total
	Common Units		Preferred Units		Preferred Units		Accumulated	Members’
	Units	Amount	Units	Amount	Units	Amount	Deficit	Equity
Balance, December 31, 202 0	62,957	$1,013	11,798	$7,337	28,428	$715	$(39,232)	$(30,167)
Net loss	—	—	—	—	—	—	(22,170)	(22,170)

Balance, September 30, 2021	62,957	$1,013	11,798	$7,337	28,428	$715	$(61,402)	$(52,337)

								Total
			Series A		Series Seed			Members’
	Common Units		Preferred Units		Preferred Units		Accumulated	Equity
	Units	Amount	Units	Amount	Units	Amount	Deficit	(Deficit)
Balance, June 30, 2020	62,097	$870	11,798	$7,337	28,428	$715	$(31,152)	$(22,230)
Net loss	—	—	—	—	—	—	(4,216)	(4,216)

Balance, September 30, 2020	62,097	$870	11,798	$7,337	28,428	$715	$(35,368)	$(26,446)

			Series A		Series Seed			Total
	Common Units		Preferred Units		Preferred Units		Accumulated	Members’
	Units	Amount	Units	Amount	Units	Amount	Deficit	Equity
Balance, December 31, 2019	62,097	$870	11,798	$7,337	28,428	$715	$(23,670)	$(14,748)
Net loss	—	—	—	—	—	—	(11,698)	(11,698)

Balance, September 30, 2020	62,097	$870	11,798	$7,337	28,428	$715	$(35,368)	$(26,446)

THE REAL GOOD FOOD COMPANY LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENATION
The Real Good Food Company LLC (“RGF”, or the “Company”) is a frozen food company that develops, markets, and manufactures f
o
ods that are designed to be high in protein, low in sugar, gluten and grain-free. The Company along with its co-manufacturers
produce breakfast sandwiches, entrées, and other products, which are primarily sold in the U.S. frozen food category, excluding frozen and refrigerated meat. The Company’s customers include retailers, which primarily sell its products through natural and conventional grocery, drug, club, and mass merchandise stores throughout the United States. The Company also sells its products through its
e-commerce
channel, which includes
direct-to-consumer
sales through its website, as well as sales through its retail customers’ online platforms.
On November 9, 2021, the Company completed an initial public offering (“IPO”). In connection with the IPO, the Company completed a reorganization among the Company, a California limited liability company, and the predecessor entity of RGF (the “
Predecessor Entity
”), and its members (the “
Members
”). Notwithstanding the reorganization, the financial statements herein are those of the Company, which was the existing reporting company at the balance sheet date (see Note
14-
Subsequent Events, for a complete discussion regarding the reorganization and IPO).
The accompanying financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, are unaudited. All significant intercompany transactions have been eliminated. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with GAAP. The interim financial statements should be read in conjunction with the Company’s registration statement on Form
S-1,
as amended (File
No. 333-260204)
which was declared effective on November 4, 2021 (the “Registration Statement”). The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
As of December 31, 2020, the Company’s recurring net losses and the amount of its indebtedness raised doubts regarding its ability to continue as a going concern. However, subsequent to December 31, 2020, in addition to completing the IPO, the Company has taken a number of actions designed to enhance its liquidity and alleviate doubt regarding its ability to continue as a going concern, including reducing costs, extending the maturity date of certain existing indebtedness, and acquiring additional borrowing capacity. Accordingly, the financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result, these financial statements do not include any adjustments that might result from the outcome of going concern uncertainty.
COVID-19
Pandemic
In March 2020, the World Health Organization declared the global novel coronavirus
(“COVID-19”)
outbreak a pandemic. The
COVID-19
pandemic has resulted in challenging operating environments and affected regions where the Company operates its business and in which the Company’s products are made, manufactured, distributed, and sold. The ongoing impacts of the
COVID-19
pandemic may continue to affect the ability of the Company and its co-manufacturers,
suppliers, and customers to operate in certain regions, delay the development or launch of new products, disrupt the supply chain and manufacture or shipment the Company’s ingredients, raw materials, or products, or have other adverse effects on the Company’s business, financial condition, results of operations, and prospects. In addition, the impacts of the
COVID-19
pandemic have caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on the Company’s business and operations and its ability to raise additional funds to support its operations.
In connection with the ongoing impacts of the
COVID-19
pandemic, many of the Company’s retail customers canceled or postponed shelf-resets, which significantly impacted the Company’s net sales in the year ended December 31, 2020. Further, one of the Company’s key co-manufacturers
experienced financial hardship as a result of the impacts of the
COVID-19
pandemic, which resulted in the Company’s inability to meet demand for certain of its products in the year ended December 31, 2020, and negatively impacted the Company’s financial condition and results of operations. Although the Company has taken actions to mitigate the impacts of the
COVID-19
pandemic on its business, it cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
pandemic will have on its business, financial condition, and operations, including its ability to successfully implement its growth strategy and to obtain additional financing to achieve its strategic objectives. The impacts of the
COVID-19
pandemic

on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic; its impact on the Company’s business, including its manufacturing capacity, and other third parties with whom it does business; progress of vaccination efforts; and related governmental advisories and restrictions. These developments and the impact of the
COVID-19
pandemic on the financial markets and the
overall
economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, the Company’s business may be materially adversely affected.
NOTE 2. SUMMARY OF SIGNIFICANT AC
C
OU
N
TING POLICIES AND NEW ACCOU
N
TING STANDARDS
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of net sales and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the allowance for credit losses, the write down of obsolete or excess inventory, and revenue recognition, including variable consideration for estimated reserves for discounts, incentives, and other allowances. Management bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making assumptions and estimates, changes in circumstances could result in actual results differing from those estimates, and such differences could be material to the Company’s balance sheet and statements of operations.
Management considered the impact of
COVID-19
on the assumptions and estimates used to prepare the Company’s financial statements and determined that there were no material adverse impacts on the financial statements for the periods ended September 30, 2021 and 2020. As events continue to evolve and additional information becomes available, management’s assumptions and estimates may change materially in future periods.
Segment Reporting and Geographical Information
For the three and nine months ended September 30, 2021 and 2020, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company does not have reportable segments. Additionally, all of the Company’s assets are maintained in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity period of three months or less, when acquired, to be cash equivalents. There were no cash equivalents as of September 30, 2021, and December 31, 2020.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for estimated variable consideration and amounts payable to customers for slotting, which are fees assessed by customers for the cost of accepting new products into their store. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and if it deems necessary, maintains an allowance for credit losses resulting from the non-collection
of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, trends specific to the customer, and current and expected general economic conditions that may affect a customer’s ability to pay. Customer balances are written off after all collection efforts are exhausted. The Company has recorded a reserve for credit losses of $48 thousand and $29 thousand as of September 30, 2021 and December 31, 2020, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company records sales and other reductions in inventory through cost of sales using the first-in,
first-out
method. The cost of finished goods inventories include ingredients, direct labor, freight-in
for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company writes down its inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of inventories and estimated net realizable value. These estimates are based on management’s judgment about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. Inventory written down was $0 and $0.9 million, for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $0.5 million for three months and nine months ended September 30,
2020
.
Property and Equipment
Property and equipment are stated at acquisition cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method typically over the following range of estimated useful lives of the assets as follows:

ESTIMATED USEFUL LIVES

Computers	3 years
Office equipment	3 years
Machinery equipment	5 years
Leasehold improvements are capitalized and amortized over the shorter of the estimated useful life or the remaining term of the lease.
The Company reviews the recoverability of property and equipment when circumstances indicate that the carrying value of an asset or asset class may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment, the planned closure of a facility, or deteriorations in operating cash flows. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Expenditures for repairs and maintenance which do not substantially improve or extend the useful life of an asset are expensed as incurred.
Leases
The Company’s leases consist of corporate office space, warehouse, and equipment. The Company determines whether a contract is or contains a lease at the time of the contract’s inception based on the presence of identified assets and the Company’s right to obtain substantially all the economic benefit from or to direct the use of such assets. When the Company determines a lease exists, it records a right-of-use
(“ROU”) asset and corresponding lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the present value of the remaining future lease payments the Company is obligated for under the terms of the lease. Lease liabilities are recognized concurrent with the recognition of the ROU asset and represent the present value of lease payments to be made under the lease. These ROU assets and liabilities are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. As the discount rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company’s lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option.
The Company does not record lease contracts with a term of 12 months or less on its balance sheet. Payments for these short-term leases are expensed when incurred.
The Company recognizes fixed-lease expense for operating leases on a straight-line basis over the lease term. For finance leases, the Company recognizes amortization expense over the shorter of the estimated useful life of the underlying assets, or the lease term. Interest expense on a finance lease is recognized using the effective interest method over the lease term.
The Company has lease agreements with
non-lease
components, such as maintenance- and utility-related charges. The Company accounts for each lease and any non-lease
components associated with that lease as a single-lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease costs.

Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs.
The Company’s lease agreements do not include significant restrictions or covenants, and residual value guarantees are generally not included within its leases.
Fair Value of Financial Instruments
Fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
The carrying value of the Company’s short-term financial instruments, such as cash, accounts receivable, notes payable, and accounts payable, approximate fair value due to the immediate or short-term maturity of these instruments. The interest rate on the Company’s secured credit facility and certain other debt has a variable component, and which is reflective of the market for such instruments at any given date, and as such the carrying value this debt value approximates its fair value.
With regards to the Company’s debt related to the convertible promissory notes issued in connection with the Fidelity Secured Financing (refer to Note 8,
Debt
for additional discussion), the Company has elected to account for these notes at fair value per the provisions of ASC Topic 815,
Derivatives and Hedging
(“ASC 815”). Under ASC
815-15-25,
an election can be at the inception of a financial instrument to account for the instrument at fair value. The notes were recorded at fair value at inception and assessed quarterly thereafter using a convertible debt option pricing model which incorporates multiple conversation scenarios. All changes in fair value subsequent to the initial recording, excluding the impact of the change in fair value related to the Company’s own credit risk, are recorded as a component of non-operating
income/expense, within Change in fair value of convertible debt in the statements of operations. Any changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss).
Profits Interest Units
On April 1, 2017, the board of managers of the Company granted profits interest units (“PIU”) to CPG Solutions, LLC (“CPG”) in exchange for sales and marketing services. CPG is entitled to share in the Company’s net profits and to receive a settlement payment at the time of a liquidity event, including a sale transaction. A sale is defined as a sale or transfer of substantially all of the assets or membership interests in the Company. Upon the sale of the Company, CPG will receive 10.0% of the profit on the sale based on the value of the Company at the end of the term (“Capped Value”). The Capped Value will be determined by multiplying the net sale price in connection with the Company    sale (purchase price less debt and capital contributions) by a fraction of which the numerator shall be the net revenue for the 12 months prior to the end of the termination of the services to the Company, and the denominator of which shall be net revenue for the 12 months prior to the determination of the purchase price.
While the PIU issued to CPG have features that are similar to both equity and liabilities, they have been determined to be primarily liability-like due to the ultimate settlement being cash and not Company shares or units. Additionally the potential cash settlements are tied to continued service, as such the Company concluded that the CPG PIU should be accounted for in accordance with ASC Topic 710,
Compensation, General
(“ASC 710”), similar to a performance bonus, and has classified such profits interest units as liabilities. There has been no compensation expense recognized with respect to these profits interest units, for all periods presented.
Similar to those issued to CPG, the Company issued PIU to the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) which have been classified as potential liabilities based on the following considerations: (i) the profits interests entitle the CEO and CFO to a payout upon a sale of the Company based on continued service through the date of an initial public offering and based upon the excess of distributable profits of the Company above a contractually agreed baseline; (ii) the profits interest units will be forfeited upon voluntary or involuntary termination of services; (iii) the profits interest units are not transferrable; and (iv) the profits interest units do not convey voting rights. Accordingly, per the provisions of ASC 710, these units are classified as liability awards and accounted for as a performance bonus.

For all periods presented, there has been no compensation expense recognized with respect to these profits interest units, due to payments on
profits interest units being deemed neither probable or estimable as of September 30, 2021.
Common Units Issued to Divario
In February 2018, the Company entered into a product placement agreement (“PPA”) with Divario Ventures, LLC (“Divario”), a subsidiary of Albertsons Companies, Inc. (“Albertsons Companies”), pursuant to which the Company    agreed to issue Divario common units (the “Divario Initial Equity”) in exchange for achievement and maintenance of specified distribution thresholds in retail locations operated by Albertsons Companies through October 31, 2020. Additionally, Divario may be entitled to additional common units (the “Divario Incentive Equity”) as incentive awards upon achievement of specified annual sales targets with Albertsons Companies through October 31, 2021. The PPA authorized the issuance of up to 5,240 common units of the Company in connection with the Divario Initial Equity. Additionally, the PPA authorized issuance of a variable number of common units in connection with the Divario Incentive Equity.
As both the Divario Initial Equity and Divario Incentive Equity represent consideration due to a customer under Accounting Standards Codification (“ASC”) Topic 606,
Revenue from Contracts with Customers
(“ASC 606”), the grant date fair value of the awards, measured in accordance with ASC Topic 718,
Stock Compensation
, is recognized in earnings as reduction of net sales over the term of the slotting arrangements based upon the relative volume of gross sales to Albertsons Companies during each fiscal period for the duration of the agreement.
A total of 5,240 common units were issued and outstanding as of September 30, 2021 and December 31, 2020, in connection with the Divario Initial Equity. Additional common units may be issuable to Divario, in periods subsequent to September 30, 2021, depending on the achievement of certain sales targets. In connection with the above, the Company recognized a reduction in net sales of $0 and $36 thousand during the three and nine months ended September 2021, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 2020, respectively. Total unrecognized consideration to Divario in connection with these awards was $36 thousand as of September 30, 2021.
Revenue Recognition
The Company’s revenue is principally derived from selling goods to retailers. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised goods have been transferred to the customer. Control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. Although some payment terms may be more extended, generally the majority of the Company’s payment terms range from payment due immediately upon invoice to up to 60 days. Accordingly, there are no significant financing components to consider when determining the transaction price.
Variable consideration is included in revenue for trade promotions, off-invoice
discounts, shrinkages and shortages, and other discounts and sales incentives. The Company uses a reserve to constrain revenue for the expected variable consideration at each period. See Note 3,
Revenue
Recognition
, for additional information.
Any taxes collected on behalf of government authorities (e.g. sales tax) are excluded from net sales, and recorded as a liability due the particular authority.
The Company applies the practical expedient that allows it to exclude disclosure of performance obligations that are part of a contract that has an expected duration of one year or less. The Company’s contracts are all short term in nature, therefore there are no unsatisfied performance obligations requiring disclosure at September 30, 2021.
Contract Assets
The Company has elected the practical expedient which allows costs incurred in connection with obtaining a contract to be expensed as incurred for those contracts with a duration of one year or less. For those contracts which have a duration of greater than one year, the Company capitalizes those costs and amortized them over the duration of the agreement. As of September 30, 2021 and December 31, 2020, there were no contract assets recognized.

Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Cost of sales reflects cost incurred for inbound freight on ingredients to be used in production. Internal freight costs included in selling and distribution expenses consist primarily of those costs associated with moving products from production facilities through the Company’s distribution network. Total internal freight costs recorded within selling and distribution expenses were $1.2 million and $2.2 million during the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.3 million during the three and nine months ended September 30, 2020, respectively.
Shipping and handling costs associated with outbound freight are included within selling and distribution expenses and are accounted for as a fulfillment cost as incurred. Total of these costs recorded within selling and distribution expenses were $2.2 million and $5.4 million during the three and nine months ended September 30, 2021, respectively, and $1.0 million and $3.3 million during the three and nine months ended September 30, 2020, respectively.
Marketing Expenses
Marketing costs are expensed as incurred. The Company incurred $1.7 million and $3.1 million during the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.9 million during the three and nine months ended September 30, 2020, respectively. Advertising and marketing costs are recorded in general and administrative expense in the Company’s statement of operations.
Research and Development Expenses
Research and development expenses are recorded in administrative expense in the statements of operations as incurred. During the three and nine months ended September 30, 2021, the Company incurred $0.1 million and $1.6 million, respectively, of research and development expenses. For the three and nine months ended September 30, 2020, research and development costs incurred were $0.2 million and $0.3 million, respectively.
Business Combination
The Company accounts for business combinations under the acquisition method of accounting ASC Topic 805,
Business Combinations
, which requires the Company to recognize separately from goodwill the assets acquired, and the liabilities assumed at their acquisition date fair values. The amount by which the fair value of consideration transferred exceeds the fair value of the identifiable net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired, and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the identifiable assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the statements of operations.
Acquisition-Related Contingent Consideration
Contingent consideration in a business combination is included as part of the purchase consideration and is recognized at fair value as of the acquisition date. For contingent consideration, management is responsible for determining the appropriate valuation model and estimated fair value, and in doing so, considers a number of factors, including information provided by valuation advisors. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration liabilities are remeasured each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in future reporting periods.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the identifiable net assets acquired, net of liabilities assumed. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.

The Company’s goodwill is accounted for in a single reporting unit representing the company as a whole. As part of its annual impairment testing of goodwill, the Company may elect to assess qualitative factors as a basis for determining whether it is necessary to perform the traditional quantitative impairment testing. If the Company’s assessment of these qualitative factors (“Step zero”) indicates that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then no further testing is required. Otherwise, the goodwill reporting unit, must be quantitatively tested for impairment (“Step one”).
The Step one impairment test for goodwill involves a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. The Company determines the fair value of its reporting unit by using a market approach and a discounted cash flow (“DCF”) analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There were no goodwill impairment charges recorded during the periods presented.
Income Taxes
The Company is currently in a net loss position for all periods presented, in addition to being a pass-through entity for federal income tax purposes, for periods prior to the date of the IPO (see
Note 1,
Description of Business and
Basis of Presentation)
. As such income taxes related to the Company’s operations were the responsibility of those who held partnership interests in the Company (a limited liability corporation). Accordingly, the Company has not provided for federal income taxes during the periods presented. Additionally, there are no deferred income taxes related to state and local level income taxes at September 30, 2021 an
d
December 31, 2020.
There was no
provision for income taxes for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2021, amount provided for state income taxes were de minimus
.
Loss per Unit
Loss per unit is computed by dividing the Company’s net loss, after deducting any dividends on preferred units or accumulated on cumulative preferred units, by the weighted-average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. As the Series Seed preferred units are participating, the Company utilizes the two-class
method in computing loss per unit. The preferred unit holders participate in income but are not obligated to participate in losses. The two-class
method did not impact the loss per unit calculation for the periods presented due to the net losses incurred in the periods.
Loss per unit is computed by dividing the Company’s net loss, after deducting any dividends on preferred units or accumulated on cumulative preferred units, by the weighted-average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. As the Series Seed preferred units are participating the Company utilizes the two-class
method in computing loss per unit. The preferred unit holders participate in income but are not obligated to participate in losses. The two-class
method did not impact the loss per unit calculation for the periods presented due to the net losses incurred in the three and nine months ended September 30, 2021 and 2020. The Company’s convertible promissory notes are included in the calculation of diluted earnings per share if the assumed conversion into common shares is dilutive, using the
“if-converted”
method. This calculation involves adding back the periodic interest expense associated with the convertible promissory notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted earnings per share. See Note 10, Loss per Unit.
NEW ACCOUNTING STANDARDS
During August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No
2018-13,
Fair Value Measurement (Topic 820)
to modify disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The Company elected early adoption of this ASU on January 1, 2020, the adoption of which had no impact to the Company’s financial statements.

During August 2020, the FASB issued ASU
No. 2020-06,
Debt—Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40),
amending an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Early adoption was permitted for all entities for fiscal periods beginning after December 15, 2020, including interim periods within the same fiscal year. The Company elected early adoption of this ASU on January 1, 2021. The adoption did not have a material impact to the Company’s financial statements.
During January 2021 the FASB issued ASU
No. 2021-01,
Reference Rate Reform (Topic 848),
to provide optional expedients and exceptions to current guidance, if certain criteria are met, for contracts, hedging relationships and derivative instruments that reference the London Interbank Offered Rate (LIBOR) and other interbank offered rates expected to be discontinued or modified by rate reform. The overall purpose of Topic 848 is to ease the financial reporting burdens related to the expected market transition to alternative reference rates. The provisions of this ASU may be applied prospectively to contract modifications made and hedging relationships entered on or before December 31, 2022. The Company continues to evaluate the effect the adoption of this guidance would have on its financial statements, if any.
NOTE 3. REVENUE RECOGNITION
Disaggregation of Net Sales
The following table presents a disaggregation of the Company’s net sales by revenue source. The Company believes that these revenue streams most appropriately depict the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with its customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in ‘000s)
Entrees	$19,703	$4,241	$47,113	$11,864
Breakfast	2,089	1,297	5,290	3,115
Pizza and Snacks	1,222	4,207	6,074	12,820

Total Net Sales	$23,014	$9,745	$58,477	$27,799

Revenue Recognition, Sales Incentives, and Accounts Receivable
Revenue is recognized when the performance obligation is satisfied, as evidenced by the transfer of control of the promised good to the customer. This transfer occurs upon shipment of goods, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at that point in time. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances. The Company offers sales promotions through various regional and national programs to its customers. These programs include in-store
discounts as well as product coupons offered direct to consumers which may be redeemed at the point of sale. Customary allowances for early invoice payment and shrinkage are also applied by customers. The costs associated with these programs are accounted for as variable consideration as defined under ASC 606 and are reductions to the transaction price. Depending on the specific type of sales incentive and other promotional program, the expected value method is used to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of performance of the trade promotion or other programs. Any uncertainties in the ultimate resolution of variable consideration due to factors outside the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. Additionally, the Company also offers compensation to customers for access to shelf space in stores; associated payments are recognized as reductions to the transaction price received from the customer on sale of associated products.

Payment terms and conditions are generally consistent amongst customers, including credit terms to customers ranging from seven days to 60 days, and as such the Company’s contracts do not include significant financing components. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions. These allowances reduce the accounts receivable balance and are charged to operating expense. For the periods presented, amounts recorded in connection with credit losses were de minimis.
The Company applies the practical expedient that allows for companies to exclude disclosing performance obligations that are unsatisfied as of the period end, that are expected to be satisfied in a duration of one year or less of that date. Given that the Company’s contracts are generally short term in nature, there are no unsatisfied performance obligations requiring disclosure at September 30, 2021.
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are obligations to transfer goods or services to a customer for which the Company has received consideration, or for which an amount of consideration is due from the customer. The Company continually evaluates whether its contractual arrangements with customers result in the recognition of contract assets or liabilities. For the periods ending September 30, 2021, and December 31, 2020, there were no contract assets or liabilities recognized.
NOTE 4. BUSINESS COMBINATIONS
During the year ended December 31, 2020, SSRE Holdings, LLC (“SSRE”), the previous lessee of the City of Industry Facility, and one of the Company’s largest co-manufacturers during the year ended December 31, 2020, experienced financial hardship as a result of the impacts of the COVID-19 pandemic, which resulted in a default under the facility lease, as well as a default pursuant to a credit agreement with PMC Financial Services, LLC (“PMC”), under which SSRE had secured its borrowings with certain assets, including food manufacturing equipment, raw materials, and finished goods inventory. The lease was subsequently reassigned by the landlord to LO Entertainment, LLC (“LO Entertainment”), and on January 4, 2021, the Company entered into a transfer agreement with LO Entertainment to sublease the premises and take possession of equipment and inventory on the premises in exchange for deferred payments totaling
$12.5 million. Of this amount, the $10.0 million was considered contingent consideration which is payable upon the sale, liquidation, or disposition of substantially all of the Company’s membership interests. If the contingent consideration of $10.0 million has not been paid within 12 months following the closing of the agreement, the Company shall accrue interest on that liability at an annual rate of 9.0% and make monthly payments of accrued interest, commencing on the thirteen-month following the closing The remaining $2.5 million was payable in instalments through June 2022 of which $0.5 million is outstanding as of September 30, 2021, and is recorded within business acquisition liabilities in the accompanying balance sheet.
Additionally, on February 16, 2021, the Company entered into a purchase agreement with PMC to purchase equipment and inventory used in the food manufacturing operations at the City of Industry Facility for a purchase price of which $4.5 million was paid in cash at the close of the transaction, which was funded through additional debt (see below discussion).
These agreements (collectively the “Transaction”) represent the acquisition of the co-manufacturing
business belonging to SSRE. The Transaction closed on March 10, 2021. To fund a portion of the Transaction, the Company entered into an agreement with PMC in February 2021 to obtain a term loan of $4.5 million with payments due over 54 months commencing on September 30, 2021, and interest-only payments commencing at the close of the Transaction. The term loan shall bear interest at an annual rate equal to the greater of the prime rate announced by Wells Fargo Bank, N.A., or 3.3%, plus 8.6% per annum. Related interest expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, and is included as a component of total interest expense as disclosed in Note 8,
Debt
.
The Transaction was accounted for under the acquisition method of accounting. Accordingly, the fair value of the purchase consideration was measured and subsequently allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

In determining the fair value of the purchase consideration as of March 10, 2021, the Company determined the term loan from PMC to be at market terms, and therefore the fair value to be equal to the stated contractual value of $4.5 million. With respect to the agreement with LO Entertainment, the $2.5 million in deferred payments and $10.0 million in contingent consideration was estimated to have a total fair value of $12.3 million, comprising $9.8 million of contingent consideration and $2.5 million of deferred payments to LO Entertainment as of the transaction date. See
Contingent Consideration
below for additional information.
The following table summarizes the allocation of the fair market value of the purchase consideration to the assets acquired and liabilities assumed as of March 10, 2021:

(In thousands)	AS OF MARCH 10, 2021
Inventories	$500
Property and equipment	3,577
Operating leases right-of-use assets	3,157

Total identifiable assets	$7,234

Operating lease labilities – current	$174
Operating lease labilities – non-current	2,777

Total liabilities assumed	$2,951

Net identifiable assets acquired	$4,283
Goodwill	12,486

Total purchase price allocation	$16,769

The goodwill recorded in this transaction is not tax deductible. The results of operations of the acquired co-manufacturing
business from March 11, 2021 through September 30, 2021 have been reflected within the Company’s financial statements.
For the three and nine months ended September 30, 2021, the Company recorded acquisition-related expenses associated with the Transaction of $0 and $34 thousand, respectively, as a component of administrative expense on the statement of operations.
Disclosure of supplemental pro forma information for revenue and earnings related to the acquisition, assuming the acquisition was made at the beginning of the earliest period presented, has not been disclosed as the since the effects of the acquisition would not have been material to the results of operation for the periods presented given the intercompany nature of a substantial portion of the acquired business.
Contingent Consideration
As of September 30, 2021, the estimated fair value of the contingent consideration totaled
$9.9 million, which is reported within business acquisition liabilities in the accompanying balance sheet. The estimated fair value of the contingent consideration payments, all of which relate to contingent payments to LO Entertainment, is determined using a probability-weighted scenario method based on the timing of achievement and the probability of sale, liquidation, or disposition of substantially, all of the Company’s membership. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any difference in the actual
contingent consideration payment will be recorded in operating income in the statements of operations.
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant inputs as of September 30, 2021:

	RANGE	WEIGHTED AVERAGE BY RELATIVE FAIR VALUE
Input
Discount rate	2.5%	2.5%
Term (in years)	0.25 - 1.25	0.52
Probability of payment	4.0% - 50.0%	45.8%
As of September 30, 2021, the estimated contingent consideration was re-evaluated
and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC Topic 820,
Fair Value Measurement
. The resulting net change in the estimated contingent consideration for three and nine months ended September 30, 2021 was recorded in interest expense in the statements of operations and consisted of the following:

	THREE MONTHS ENDED	NINE MONTHS ENDED
(In thousands)	SEPTEMBER 30, 2021	SEPTEMBER 30, 2021
Opening balance	$9,857	$9,795
Change in fair value of estimated contingent consideration	52	114

Closing balance	$9,909	$9,909

NOTE 5. INVENTORIES
Inventories as of September 30, 2021and December 31, 2020, consisted of the following:

	As of
(In thousands)	SEPTEMBER 30, 2021	DECEMBER 31, 202 0
Ingredients and supplies	$3,785	$2,428
Finished goods	6,110	5,946

Total inventories	$9,895	$8,374

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2021 and December 31, 2020 consisted of the following:

	As of
(In thousands)	September 30, 2021	December 31, 2020

Computer equipment	$43	$11
Vehicles	26	—
Machinery and equipment	8,872	3,155
Leasehold improvements and office equipment	342	14

Total property and equipment	$9,283	$3,180

Less: accumulated depreciation	(2,226)	(1,435)

Property and equipment, net	$7,057	$1,745

Depreciation
and amortization expense
was $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.
NOTE 7. LEASES
The Company has various finance leases for equipment and operating leases for office and warehouse space, as well as equipment. The Company’s lease agreements do not contain any material residual value guarantees, bargain purchase options, or restrictive covenants. Variable lease costs were not significant for the periods presented.
Operating lease liabilities and their corresponding ROU assets are recorded at the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts was not readily determinable. As such, the Company used an incremental borrowing rate based on the information available at inception date. In the development of the discount rate, the Company considered its internal borrowing rate, treasury security rates, collateral, and credit risk specific to it, and its lease portfolio characteristics. As of September 30, 2021 and December 31, 2020, the weighted-average discount rate
of the Company’s operating and finance leases was 12%. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in ‘000s)

Operating lease costs	$244	$12	$543	$35
Finance lease costs:
Amortization of ROU assets	47	38	141	114
Interest on lease liabilities	3	3	11	16
Short-term lease costs	105	68	319	182

Total lease costs	$399	$121	$1,014	$347

Supplemental balance sheet information related to leases is as follows:

		As of September 30,	As of December 31,
		2021	2020
Assets	Balance Sheet Location
Operating lease right-of-use assets	Operating lease right-of-use assets	$4,291	$100
Finance lease right-of-use assets	Property and equipment, net	462	592

Total lease assets		$4,753	$692

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$433	$36
Finance lease liabilities	Finance lease liabilities	67	99
Noncurrent:
Operating lease liabilities	Long term Operating lease liabilities	3,751	66
Finance lease liabilities	Long term Finance lease liabilities	21	72

Total lease liabilities		$4,272	$273

	As of September 30,	As of December 31,
	2021	2020
Weighted-average discount rate (%)
Operating leases	12%	12%
Finance leases	12%	12%
Supplemental cash flow information related to leases is as follows:

	Nine months Ended September 30,
	2021	2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities

Operating cash flows from operating leases	$417	$34
Operating cash flows from finance leases	$11	$16
Financing cash flows from finance leases	$94	$208
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$4,250	$—
The maturities of the Company’s operating and finance lease liabilities as of September 30, 2021 were as follows:

(in Thousands)	Operating Leases	Finance Leases
2021 (Remaining three months)	$213	$18
2022	937	64
2023	940	13
2024	934	—
2025 and thereafter	3,156	—

Total future lease payments	6,180	95
Less: Interest	(1,996)	(7)

Present value of lease obligations	$4,184	$88

As of September 30, 2021, the weighted-average remaining term of operating leases and finance leases were 6.7 and 1.4 years, respectively.
NOTE 8. DEBT
Long-term debt consisted of the following as of September 30, 2021, and December 31, 2020:

			September 30,	December 31,
	Maturity Date	Interest Rate	2021	2020
PMC Revolver, net	January 2023	Prime rate plus 8.5%	$18,335	$36,871
PMC Capex line	January 2023	Prime rate plus 8.5%	2,960	1,519
PPZ Loan arrangement	Dec 2021	8% to 9%	1,215	1,180
PPP Loan	May 2022	1%	—	309
Fidelity	May 2022	1%	41,100	—

			63,610	39,879
Less: Current maturities of long-term debt			42,633	2,943

Long-term debt			$20,977	$36,936

PMC Credit Facility
On
June
30, 2016, the Company entered into a loan and security agreement (the “PMC Credit Facility”) with PMC Financial Services Group, LLC (“PMC”). As of December 31, 2020, the PMC Credit Facility, as amended, provided the Company with a $36.5 million line of credit repayable on September 30, 2021
(the “PMC Revolver”), and permitted the Company to make repayments without penalty. Effective as of March 29, 2021, the Company entered into an amendment to the PMC Credit Facility to extend the maturity date of the PMC Revolver from September 30, 2021 to January 31, 2023. As part of this amendment the Company paid a $1.3 million “success fee” to PMC, which was paid in May 2021. Accumulated borrowings on the PMC Revolver were partially repaid in May 2021 utilizing proceeds of the 2021 Notes Agreement as further discussed below in
Fidelity Secured Financing
. In addition, during third quarter of 2021 the Company further amended the agreement to reduce the revolving limit of the PMC Revolver from $36.5 million to $18.5 million. As amended, the PMC Credit Facility also provides for a $3.0 million capital expenditure line of credit, which matures on March 31, 2025 (the “PMC CapEx Line”). The PMC CapEx Line was amended to increase borrowing capacity from $2.0 million to $3.0 million effective as of September 1, 2021. The PMC Revolver and the PMC CapEx Line outstanding balances shall bear interest at an annual rate equal to the greater of the prime rate announced by Wells Fargo Bank, N.A. or 3.5%, plus 8.5% per annum. The PMC Credit Facility contains no financial covenants and is collateralized by the Company’s accounts receivable, inventory, equipment, deposit accounts, and general intangibles.
As of September 30, 2021 and December 31, 2020, amounts outstanding under the PMC Revolver were $18.3 million and $36.9 million, respectively. The success fee incurred in connection with this agreement were recorded as Deferred loan costs, a component of non-current
assets, on the Company’s balance sheet. The unamortized balance of these fees as of September 30, 2021 was $0.7 million, which will be charged to interest expense ratably over the remainder of the borrowing term.
The amortization expense of these Deferred loan costs was $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. Included in this expense for the nine months ended September 30, 2021 was $0.4 million of unamortized costs written off as the result of reduction of the borrowing limit under the agreement as noted above.
As aforementioned, the PMC Credit Facility, as amended, also provides for $3.0 million in borrowing capacity under the PMC CapEx Line. As of September 30, 2021 and December 31, 2020, the outstanding balances on the PMC CapEx Line were $3.0 million and $1.5 million, respectively. The Company is required to make monthly payments of $38,000, which include both principal and interest, on the PMC CapEx Line through its maturity date of March 31, 2025

(see Note 14,

Subsequent Events
).

PPZ Loan
The Company has entered into a series of loan arrangements with PPZ, LLC, a member of the Company (collectively the “PPZ Loan”). The PPZ Loan was initially entered into on February 21, 2017, pursuant to which the Company issued to PPZ, LLC a promissory note in the principal amount of $40 thousand. Subsequently, the Company borrowed additional fund under the PPZ Loan on June 1, 2017 and October 25, 2018 by $0.4 million and $0.5 million, respectively. The $40 thousand borrowing under the loan bears interest at a rate of 8.0% per annum, and the $0.4 million and $0.5 million borrowings under the loan each bear interest at a rate of 9.0% per annum. The PPZ Loan is collateralized by the Company’s assets, including its deposit accounts, inventory, accounts receivable, property, plant, and equipment. The Company was in compliance with the covenants as of September 30, 2021. At September 30, 2021, and December 31, 2020, the outstanding principal balance, including accrued interest, on the PPZ Loan was $1.2 million. The PPZ Loan balance is included as a component of current liabilities in the Company’s balance sheets.
PPP Loan
On May 9, 2020, the Company received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program (“PPP”) from Carter Federal Credit Union (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts of up to 2.5 times the average monthly payroll expenses of the qualifying business. Under the terms of the PPP Loan, the entire amount of principal and accrued interest may be forgiven to the extent the borrower uses the proceeds for qualifying expenses as determined by the U.S. Small Business Administration (“SBA”) under the PPP, including payroll, benefits, rent and utilities, and maintains its payroll levels. At December 31, 2020, the outstanding balance on the PPP Loan was $0.3 million. In March 2021 the Company applied for forgiveness of the full $0.3 million principal amount and related interest. In August 2021, the Company was notified that forgiveness of the PPP Loan had been approved and was reflected as a reduction in the September 30, 2021 debt balances. The $0.3 million of loan forgiveness has been recognized as a gain and recorded as a component of other income in the Company’s statement of operations in accordance with FASB Subtopic
470-50
(ASC
470-50)
Debt – Modifications and Extinguishments.
Fidelity Secured Financing
On May 7, 2021, the Company entered into a note purchase agreement (the “2021 Notes Agreement”) with various Fidelity investment funds (collectively, the “Fidelity Investors”), pursuant to which the Fidelity Investors purchased the convertible promissory notes of the Company with an aggregate principal amount of $35.0 million (the “2021 Notes”), of which $34.1 million was used to partially repay amounts owed pursuant to the PMC Credit Facility. The 2021 Notes bear an interest rate of 1.0% per annum compounded annually on the unpaid principal balance. The principal and any accrued and unpaid interest are due on the first anniversary of the closing date of the 2021 Notes.
According to the terms of the 2021 Notes, upon the occurrence of a Qualified Financing, the notes will convert into fully paid and non-assessable
Series A preferred units of the Company. A “Qualified Financing” is defined in the 2021 Notes Agreement as a transaction or series of related transactions, conducted with the principal purpose of raising capital, pursuant to which the Company issues and sells its Series A preferred units (as may be adjusted for any security split, security dividend, combination, or other recapitalization or reclassification effected after May 7, 2021), with aggregate gross proceeds to the Company of at least $50.0 million (excluding all proceeds from the 2021 Notes and from any incurrence, conversion, or cancelation of other indebtedness or other securities converting into Units in the financing). The discount investors would receive in connection with a Qualified Financing is 20.0%.
Further, pursuant to the terms of the 2021 Notes, the notes will convert into common units of the Company upon the occurrence of a Qualified Public Transaction. A “Qualified Public Transaction” includes the closing of the issuance and sale of equity securities the Company in the Company’s first firmly underwritten public offering with gross proceeds to the Company of not less than $75.0 million pursuant to an effective registration statement under the Securities Act. See Note 14,
Subsequent Events.
The Company has elected the fair value option under ASC 825,
Financial Instruments
for measurement of the 2021 Notes. As of September 30, 2021, the outstanding balance on the Fidelity Secured Financing was $41.1 million. The Fidelity Secured Financing balance has been included in current liabilities as of September 30, 2021, as all borrowings are due by March 7, 2022.
For accounting purposes, the equity conversion feature of the 2021 Notes did not meet the equity classification guidance, therefore the Company has elected the fair value option under ASC 825,
Financial Instruments
for measurement of the 2021 Notes.

The Company measures the fair value of the 2021 Notes using unobservable inputs, which are inputs in which there is little or no market data, and as such classifies the 2021 Notes as a Level 3 measurement under the fair value hierarchy. The Company uses the convertible debt scenarios approach to measure the fair value of the 2021 Notes, the various key assumptions of which include the discount rate, call option value, and weighted probability.
The recurring Level 3 fair value measurements of the 2021 Notes include the following significant inputs as of September 30, 2021:

	RANGE	WEIGHTED AVERAGE BY RELATIVE FAIR VALUE
Input
Annual volatility	40% - 83%	41%
Dividend yield	0.0%	0.0%
Annual risk free rate	0.1%	0.1%
Time to maturity (in years)	0.1 – 6.0	0.1
Discount rate	15.7%	15.7%
Probability weight	0.0% - 95.0%	95.0%
The following table details the changes in fair value during the period ending September 30, 2021:

(In Thousands)
Opening Balance, May 31, 2021	$35,000
Change in fair value	370

Balance at June 30, 2021	35,370
Change in fair value	5,730

Balance at September 30, 2021	$41,100

The increase in fair value of the 2021 Notes was mainly attributable to the decrease in the maturity of the Notes. None of the increase was due to changes in the Company’s credit ratings, and as such there have been no amounts recorded as a component of other comprehensive income(loss) for the periods presented.
The weighted average interest rates for the Company’s debt, by loan type, for the nine months ended September 30, 2021, is as follows:

PMC revolver	11.9%
PMC capex line	12.2%
PPZ loan arrangement	9.0%
PPP Loan	1%
Fidelity convertible notes	1%
Debt Maturities
Contractual future payments for all borrowings as of September 30, 2021 are as follows:

For the year ending December 31,
(in thousands)

2021 ( remaining three months)	$1,330
2022	41,559
2023 and thereafter	20,721

Total payments outstanding	$63,610

NOTE 9. EQUITY
Equity interests in the Company consist of common units, Series A preferred units, and Series Seed preferred units. All units have equal voting rights.
Common Units
Common units outstanding as of September 30, 2021 and December 31, 2020 were 62,957.
Series A Preferred Units
In March 2019, the Company issued 11,798 units of Series A preferred units at a price of $626.12 per unit. Such units are not convertible and are redeemable only upon contingent events. The Series A preferred units are participating securities in periods of income, as the Series A preferred unit holders participate in undistributed earnings on a pro rata basis in accordance with the percentage of total membership units held. The Series A preferred unit holders do not share in losses.
The Series A preferred units provide for a cumulative annual return at a rate of 7.0%, and they receive liquidation preference over holders of common units and Series Seed preferred units after the Series Seed preferred unit holder receives payout of its capital contribution. As of September 30, 2021 and December 31, 2020, undeclared cumulative unpaid preferred returns were approximately $1.4 million and $1.0 million, respectively. Cumulative unpaid preferred returns increase in the liquidation preference attributable to Series A preferred units.
Series Seed Preferred Units
The Series Seed preferred units are participating securities in periods of income, as the Series Seed preferred unit holders participate in undistributed earnings on a pro rata basis in accordance with the percentage of total membership units held. The Series Seed preferred unit holders do not share in losses. In the event of a deemed liquidation event, given their preference, the Series Seed preferred unit holder receives a distribution of its capital contribution before other members.
NOTE 10. LOSS PER UNIT
The following table sets forth the computation of loss per unit:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
Numerator:

Net Loss	$(11,835)	$(4,216)	$(22,170)	$(11,698)

Less: Series A preferred dividends	146	136	438	409

Net loss attributable to common unitholders	$(11,981)	$(4,352)	$(22,608)	$(12,107)

Denominator:
Weighted-average common units outstanding	62,957	62,097	62,957	62,097
Loss per common unit	$(190.3)	$(70.1)	$(359.1)	$(195.0)
The Company’s potentially dilutive securities, which includes convertible debt, have been excluded from the computation of diluted net loss per unit as they would be anti-dilutive. For all periods presented, there is no difference in the number of units used to compute basic and diluted units outstanding due to the Company’s net loss position.
NOTE 11. RELATED-PARTY TRANSACTIONS
The Company entered into multiple related-party loan arrangements prior to 2020 with a member of the Company who holds the Series Seed membership units and is a holder of more than 5% of the Company’s membership interests. The outstanding balance of the debt from this related party was $1.2 million as of September 30, 2021 and December 31, 2020, and interest expense related to this debt was $27 thousand and $30 thousand for the three months ended September 30, 2021 and 2020, respectively, and $81 thousand and $79 thousand for the nine months ending September 30, 2021 and 2020, respectively. See Note 8,
Debt
,
for discussion of the Company’s debt.

The Company also received marketing services from one of the Company’s members that holds 28,428 common units. During the nine months ended September 30, 2020, fees billed related to this service totaled to $22,000. No associated expense was incurred subsequent to the period ended June 30, 2020.
Additionally, four members of the Company’s Board of Directors each hold more than 10% ownership of the common units, Series A preferred units, and Series Seed preferred units of the Company.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various contracts, in the normal course of business, obligating it to purchase minimum quantities of ingredients used in its production and distribution processes, including cheese, chicken, and other ingredients that are inputs into its finished products. The Company entered into these contracts from time to time to ensure a sufficient supply of raw ingredients. None of these commitments are for durations greater than a year. Accordingly, as of September 30, 2021, the Company had no outstanding long-term commitments.
Legal Matters
The Company is party in the ordinary course of business to certain claims, litigation, audits, and investigations. The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2021 and December, 31, 2020, the Company’s management has concluded that the potential settlement of any such pending litigation to be insignificant to the Company’s operations and cash flows and as such no amounts were accrued as of September 30, 2021, and December 31, 2020.
Note 13. Risks of Uncertainties and Concentration of Credit Risk
Significant Risks and Uncertainties
The Company is subject to those risks common to brands within the frozen food category within the health and wellness industry. Various factors could negatively impact its business, including the Company’s need to increase its net sales from existing customers and acquire new customers in order to execute its growth strategy; ability to introduce or market new or successfully improve existing products; ability to compete successfully within its highly competitive market; dependence on key personnel, suppliers, and co-manufacturers;
customer concentration risk, or the loss of a single significant customer; compliance with government regulations; and indebtedness, including the financial restrictions and operating covenants included in the agreements governing such indebtedness, as well as a possibility of being unable to obtain additional financing at terms satisfactory to the Company when needed.
Further, changes in any of the following areas could have a significant negative effect on the Company its financial position, results of operations, and cash flows: rates of revenue growth; its ability to manage inventory or pricing; engagement and usage of its products; effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of food prices; impact of interest rate changes on demand and its costs; and addition or loss of significant customers.
During the three and nine months ended September 30, 2021, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 66% and 16% of net sales, respectively, during the three months ended September 30, 2021, and 61% and 18% of net sales during the nine months ended September 30, 2021. During the three months ended September 30, 2020, the Company had two customers which each individually comprised more than 10% of net sales, representing 34% and 12%, respectively, of total net sales, and for the nine months ended September 30, 2020, three customers represented 31%, 20% and 11%, respectively, of total net sales. No other customer accounted for more than 10% of net sales during the periods presented.
Concentration of Credit Risk
Accounts receivable potentially subject the Company to concentrations of credit risk. As of September 30, 2021, three customers accounted for a total of 68% of the Company’s accounts receivable balance, or 41%, 16%, and 11%, respectively. As of December 31, 2020, three customers accounted for a total of 46% of Company’s accounts receivable balance, or 16%, 19%, and 11%, respectively. No other customers accounted for more than 10% of total accounts receivable.
The
Company’s customers are considered to be retailers who sell the Company’s products to end consumers. Given that, along with the Company’s customers being major U.S. retailers, the Company does not consider the concentration of its trade account receivables to be a significant risk.

NOTE 14. SUBSEQUENT EVENTS
On November 4, 2021, the Company (the “Predecessor”) underwent a reorganization pursuant to which (i) the Company was converted from a limited liability company in California to a limited liability company in Delaware, and was renamed Real Good Foods, LLC (the “Successor”). In addition, the holders (Members) of membership interests in the Predecessor became holders of Class B Units of the Successor, and such persons were issued shares of Class B common stock of The Real Good Food Company, Inc. (formerly “Project Clean, Inc.”), a C Corporation incorporated in the State of Delaware (such transactions taken together, the “Reorganization”). In connection with the Reorganization, The Real Good Food Company, Inc. conducted an IPO (described in Note 1,
Description of Business and Basis of Presentation
), which closed on November 9, 2021, and at which point The Real Good Food Company, Inc. became the sole managing member of the Successor. Accordingly, as a result of the Reorganization and the IPO, the Company will report its results under The Real Good Food Company, Inc., as the Successor is a controlled entity of The Real Good Food Company, Inc. as of November 4, 2021.
In connection with the IPO 5,333,333 shares of the Real Good Foods Company, Inc.’s Class A common stock, $0.0001 par value per share (the “Class A Common Stock”), were issued at a price to the public of $12.00 per share. Pursuant to the Underwriting Agreement, the Underwriters were granted a
30-day
option to purchase up to 800,000 additional shares of Class A Common Stock, of which the first 416,667 shares would be sold by the Selling Stockholder, with the remaining 383,333 shares sold by the Company (the “Optional Shares” and, together with the Firm Shares, the “Shares”) at the same price per share as the Firm Shares.
In connection with the IPO and Reorganization, The Real Good Food Company, Inc. issued an aggregate of 836,552 shares of Class A Common Stock to the Fidelity Investors holding $8,030,900 aggregate principal amount of convertible promissory notes of the Company and an additional 2,809,281 shares of Class B Common Stock (and a corresponding number of Class B Units) to the remaining Fidelity Investors holding $26,969,100 in aggregate principal amount of convertible promissory notes of the Company at a conversion price equal to 80% of the
IPO
o
ffering price to the public of the
Class
A
C
ommon
S
tock, or $9.60 per share, upon the closing of the
o
ffering. As a result
,
the entirety of the $35.0 million of
principal
balance of the 2021 Notes was converted to
Class
A
Common Stock
of The Real Good Food
Company, Inc., leaving

no liability related to the Notes on the Company’s balance sheet subsequent to the closing of the
IPO
.
Additionally, as part of the offering and Reorganization, The Real Good Foods Company, Inc. entered into a Tax Receivable Agreement, dated November 4, 2021, by and among The Real Good Foods
Company, Inc., the

Successor, and the members of the Successor. This agreement allows for the payment by the Company to the Members for 85% of the amount of tax benefits, if any, that are realized in any tax year with taxable income, as a result of any increases in tax basis resulting from the exchange of Class B Units, and certain other tax benefits attributable to payments made under the Tax Receivable Agreement.
Effective November 3, 2021, in connection with the
offering
and Reorganization, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which, among other things, authorizes the award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and stock bonuses. An aggregate of 3,300,000 shares of Class A Common Stock were reserved for issuance under the 2021 Plan. The terms of the 2021 Plan are substantially the same as the terms set forth in the form thereof filed as Exhibit 10.5 to the Registration Statement and as described therein.
Additionally in connection with the above equity compensation plan, effective November 3, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), under which eligible employees of the Company are provided with the opportunity to acquire shares of Class A Common Stock through accumulated payroll deductions during successive offering periods. An aggregate of 400,000 shares of Class A Common Stock were reserved for issuance under the 2021 ESPP.
On December 6, 2021, the Company entered into an amendment (the “Amendment”) to its amended Loan and Security Agreement with PMC Financial Services Group, LLC, dated June 30, 2016 (as amended from time to time, the “Existing Credit Facility”).
The Amendment amended the Existing Credit Facility to, among other things: (i) increase the maximum borrowing under the revolving credit facility from $18.5 million to $50.0 million, (ii) a change to the definition of “Borrowing Base” to allow for borrowing up to $10.0 million in excess of the value of the eligible assets which comprise the Borrowing Base (not to exceed $50.0 million in borrowing in the aggregate), (iii) extend the maturity date of the revolving credit facility to November 30, 2025, (iv) increase the borrowing limits under the Capital Expenditures Line from $3.0 million to $20.0 million, as well as to allow for borrowings related to certain ancillary costs related to capital expenditures (e.g. set up fees, etc.), (v) extend the maturity date for the Capital Expenditures Line to November 30, 2025, (vi) change the borrowing rates to the following:

•	Outstanding borrowing under the revolving credit facility shall bear interest at an annual rate equal to the “Prime Rate” in effect from time to time, plus 3.50% per annum.

•	Capex Loans shall bear interest at an annual rate equal to the “Prime Rate” in effect from time to time, plus 8.50% per annum.
In addition to the above, the Amendment adds certain monthly fees, related to overadvance loans, if any, and annual fees, in the amount of $0.4, related to the revolving portion of the loan facility.
E
ffective November 3, 2021, in connection with the offering and Reorganization, the Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which, among other things, authorizes the award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and stock bonuses. An aggregate of 3,300,000 shares of Class A Common Stock were reserved for issuance under the 2021 Plan. Under the 2021 Plan, the Company’s executive officers, Gerard Law, Bryan Freeman, and Akshay Jagdale, were each issued grants of restricted stock units, which will convert to Class A Common Stock upon vesting, in the amount of 394,333, 394,333 and 239,329, respectively.
On October 4, 2021, the Company entered into a lease agreement for an 81,406 square foot industrial warehouse in Bolingbrook, Illinois, to be used for food manufacturing and assembly, warehousing, and distribution. This lease will commence on January 1, 2022 and will expire on April 1, 2029, with two options to extend the lease for successive five-year periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto included as part of this interim report. Our MD&A is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form
10-Q.
Our future results could differ materially from our historical performance as a result of various factors such as those discussed in the section entitled “Risk Factors” in our registration statement on Form
S-1,
as amended, (File No. 333-260204, the “Registration Statement”), and “Forward-Looking Statements.”
Forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans”, “believes”, “expects”, “intends”, “will”, “should”, “could”, “would”, “may”, “anticipates”, “might” or similar words or phrases, are forward-looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements.
Overview of our Business
We are a frozen food company that develops, markets, and manufactures foods that are designed to be high in protein, low in sugar, gluten and grain-free. We, along with our co-manufacturers
produce breakfast sandwiches, entrées, and other products, which are primarily sold in the U.S. frozen food category, excluding frozen and refrigerated meat. Our customers include retailers, which primarily sell their products through natural and conventional grocery, drug, club, and mass merchandise stores throughout the United States. We also sell our

products through our
e-commerce
channel, which includes
direct-to-consumer
sales through our website, as well as sales through our retail customers’ online platforms.
On November 4, 2021, Real Good Foods, LLC, the successor to The Real Good Food Company LLC (the “Company”), underwent a reorganization whereby the Company become a subsidiary of The Real Good Food Company, Inc. The Real Good Food Company, Inc. completed an initial public offering (“IPO”) on November 4, 2021, in which it issued and sold shares of its class A common stock, $0.0001 par value per share, at an offering price of $12.00 per share. As part of the underwriting agreement the underwriters were granted an option for a period of 30 days to purchase up to an additional 800,000 shares of common stock. For periods subsequent to November 4, 2021, any references to the Company shall imply The Real Good Food
Company, Inc., and its

subsidiaries.
Trends and Other Factors Affecting our Business
Our results are impacted by economic and consumer trends, and changes in the food industry market dynamics, such as sourcing and supply chain challenges. Changes in trends in consumer buying patterns may impact the results of our operations. In recent years, there has been an increased focus on healthy eating and an increase in focus on natural, organic and specialty foods. This trend has benefited the Company, as well as has the increase in in-home
consumption as a result of the
COVID-19
pandemic (the “Pandemic”). However, consumer spending may shift to the food-away-from-home industry, as the impact of the Pandemic subsides. We believe the trend in in-home consumption positively affected our sales, given the increase in demand of our retail customers during 2021, which we expect to continue into the next year. However, cost challenges have persisted due to supply and recent supply chain disruptions, and an increase in costs for certain ingredients in our products may continue into the next year.
In addition to the above, we believe that changes in work patterns, such as work being performed outside of the traditional office setting, will continue to contribute to in-home
consumption. The pandemic also drove significant growth in eCommerce utilization by grocery consumers, and we expect that trend to continue as well. However, should such demand persist, there may be a significant increase in new market entrants within the same space.

Components of Our Results of Operations
Net Sales
Our net sales are primarily derived from the sale of our products directly to our retail customers. Our products are sold to consumers through an increasing number of locations in retail channels, primarily in natural and conventional grocery, drug, club and mass merchandise stores. We sell a limited percentage of our products to consumers through
“click-and-collect”
e-commerce
transactions, where consumers pick up their product at a retailer following an online sale, and traditional direct-to-consumer
“deliver-to-me”
e-commerce
transactions through our own website and third-party websites. We record net sales as gross sales net of discounts, allowances, coupons, slotting fees, and trade advertising that we offer our customers. Such amounts are estimated and recorded as a reduction in total gross sales in order to arrive at reported net sales.
Gross Profit
Gross profit consists of our net sales less cost of goods sold. Our cost of goods sold primarily consists of the cost of ingredients for our products, direct and indirect labor cost, co-manufacturing
fees, plant and equipment cost, other manufacturing overhead expense, and depreciation and amortization expense, as well as the cost of packaging our products. Our gross profit margin is impacted by a number of factors, including changes in the cost of ingredients, cost and availability of labor, and factors impacting our ability to efficiently manufacture our products, including through investments in production capacity and automation.
Operating Expense
Selling and Distribution Expense
Our products are shipped from our and our
co-manufacturers’
facilities directly to customers’ or to third-party logistics providers by truck and rail. Distribution expense includes third-party freight and warehousing costs, as well as salaries and wages, bonuses, and incentives for our distribution personnel. Selling expense includes salaries and wages, commissions, bonuses, and incentives for our sales personnel, broker fees, and sales-related travel and entertainment expenses.
Marketing Expense
Marketing expense includes salaries and wages for marketing personnel, website costs, advertising costs, costs associated with consumer promotions, influencer and promotional agreements, product samples and sales ads incurred to acquire new customers and consumers, retain existing customers and consumers, and build our brand awareness.
Administrative Expense
Administrative expense includes salaries, wages, and bonuses for our management and general administrative personnel, research and development costs, depreciation of non-manufacturing
property and equipment, professional fees to service providers including accounting and legal, costs associated with the implementation and utilization of our new ERP system, insurance, and other operating expenses.
Segment Overview
Our chief operating decision maker, who is our Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For the periods presented, we have determined that we have one operating segment and one reportable segment. In addition, all of our assets are located within the U.S.
Seasonality
We experience mild seasonal earning characteristics, predominantly with products that experience lower sales volume in warm-weather months. For example, our bacon wrapped stuffed chicken experiences seasonal softness during months that consumers prefer to grill outdoors instead of preparing microwaveable meals. In addition, similar to other H&W brands, the highest percentage of our net sales tends to occur in the first and second quarters of the calendar year, when consumers are more likely to seek H&W brands. Further, certain of the ingredients we process, such as cauliflower and artichoke hearts, are agricultural crops with seasonal production cycles. These seasonal earning characteristics have not historically had a material impact on our net sales primarily due to the timing and strong growth of our total distribution points. The bulk of our distribution point gains are a function of retailer shelf-resets, which tend to occur during the third and fourth quarters of the calendar year, which helps to support year-round performance across our product offerings. As our business continues to grow, we expect the impact from seasonality to increase over time, with net sales growth occurring predominantly in the first and second quarters.

Results of Operations
Comparison of the three months ended September 30, 2021 and 2020
The following table details the results of our operations for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020	$ Change	% Change
Net sales	$23,014	$9,745	$13,269	136.2%
Cost of sales	20,659	9,907	10,752	108.5%

Gross profit	2,355	(162)	2,517	(1553.7)%

Operating expenses:
Selling and distribution	4,323	1,754	2,569	146.5%
Marketing	1,732	356	1,376	386.5%
Administrative	1,875	682	1,193	174.9%

Total operating expenses	7,930	2,792	5,138	184.0%

Loss from operations	(5,575)	(2,954)	(2,621)	88.7%
Interest expense	839	1,262	(423)	(33.5)%
Other income	(309)	—	(309)
Change in fair value of convertible debt	5,730	—	5,730

Loss before income taxes	(11,835)	(4,216)	(7,619)	180.7%
Income tax expense	—	—	—

Net Loss	$(11,835)	$(4,216)	$(7,619)	180.7%

Preferred return on Series A preferred units	146	136	10	7.4%

Net loss attributable to common unitholders	$(11,981)	$(4,352)	$(7,629)	175.3%

Net Sales
Net sales for the three months ended September 30, 2021 increased $13.3 million, or 136.2% to $23.0 million compared to $9.7 million for the prior year period. This increase was primarily due to strong growth in sales volumes of our core products, driven by expansion in the club channel, and, to a lesser extent, greater demand from our existing retail customers.
Cost of Sales
Cost of sales increased approximately $10.8 million, or 108.5%, to $20.7 million, during the three months ended September 30, 2021, as compared to $9.9 million for the prior year period, primarily due to an increase in the sales volume of our products, as well as to an increase in labor and raw material costs. The increase in labor and raw material costs increased primarily due to labor shortages and supply chain pressures related to the impact of the pandemic. The increases in costs were partially offset by the increase in sales of our self-manufactured products. Self-manufactured products, which have a lower cost than co-packed
products, represented greater than 70% of our sales in the three months ended September 30, 2021 compared to substantially all of our products being co-packed
in the prior year period.
Gross Profit
Gross profit increased $2.5 million to $2.4 million for the three months ended September 30, 2021, compared to ($0.2) million for the prior year period. This increase is primarily due to the absence of $1.0 million of costs related to the write-down of unrecoverable raw material inventory recognized in the prior year period, as a result of financial hardship of a co-manufacturer,
as well as $0.5 million of costs related to an inventory write-down during the three months ended September 30, 2020. Also contributing to the increase in gross profit during the current year period was the increase in net sales and the greater proportion of goods sold being self-manufactured.

Operating Expenses
Selling and Distribution Expense
The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ Change	% Change
Selling and distribution	$4,323	$1,754	$2,569	146.5%
Percentage of net sales	18.8%	18.0%		0.8%
Selling and distribution expense increased $2.6 million, or 146.5%, for the three months ended September 30, 2021, as compared to the prior year period. Selling and distribution expense increased primarily due to an increase in selling expenses related to the increase in sales, and, to a lesser extent, an increase in industry freight rates.
Marketing Expense
The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ Change	% Change
Marketing	$1,732	$356	$1,376	386.5%
Percentage of net sales	7.5%	3.7%		3.9%
Marketing expense increased $1.4 million, or 386.5%, during the three months ended September 30, 2021, as compared to the prior year period. Marketing expense increased primarily due to an increase in advertising to increase household awareness of our brand as well as support sales growth.
Administrative Expense
The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ Change	% Change
Administrative	$1,875	$682	$1,193	174.9%
Percentage of net sales	8.1%	7.0%		1.1%
Administrative expense increased $1.2 million, or 174.9% during the three months ended September 30, 2021, as compared to the prior year period. This increase was primarily driven by expenses related to our IPO, as well as an increase of research and development costs, which resulted from higher levels of commercialization activity to support our growth.
Loss from Operations
As a result of the foregoing, loss from operations increased $2.6 million, or 88.7% to $5.6 million for the three months ended September 30, 2021, compared to a loss from operations of $3.0 million for the prior year period. Loss from operations as a percentage of sales was (24%) for the current period, compared to (30%) for the prior year period.
Interest Expense
Interest expense decreased $0.4 million, or 33.5%, to $0.8 million during the three months ended September 30, 2021, as compared to $1.3 million for the prior year period. The decrease in interest expense during the 2021 period, was primarily due to lower cost of borrowing as a result of our convertible note issuance in May 2021, which represented the majority of our outstanding debt during the period. The convertible notes accrue interest at a considerably lower interest rate than our bank debt.
Change in fair value of convertible debt
The Change in the fair value of our convertible debt of $5.7 million related to the increase in fair value of our convertible notes issued during May 2021. The increase in fair value of the notes was mainly attributable to the decrease in the maturity date of the notes, among other unobservable inputs used in the valuation. None of the increase in the value of the notes was attributable to instrument specific or Company credit risk.

3
2

Net Loss
As a result of the foregoing, our net loss increased $7.6 million, or 180.7%, to $11.8 million during the three months ended September 30, 2021, compared to a net loss of $4.2 million for the prior year period.
Comparison of the nine months ended September 30, 2021 and 2020
The following table details the results of our operations for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ Change	% Change
Net sales	$58,477	$27,799	$30,678	110.4%
Cost of sales	49,447	26,346	23,101	87.7%

Gross profit	9,030	1,453	7,577	521.5%

Operating expenses:
Selling and distribution	10,291	5,703	4,588	80.4%
Marketing	3,119	1,936	1,183	61.1%
Administrative	7,677	1,755	5,922	337.4%

Total operating expenses	21,087	9,394	11,693	124.5%

Loss from operations	(12,057)	(7,941)	(4,116)	51.8%
Interest expense	4,322	3,744	578	15.4%
Other income	(309)	—	(309)
Change in fair value of convertible debt	6,100	—	6,100

Loss before income taxes	(22,170)	(11,685)	(10,485)	89.7%
Income tax expense	—	13	(13)

Net Loss	$(22,170)	$(11,698)	$(10,472)	89.5%

Preferred return on Series A preferred units	438	409	29	7.1%

Net loss attributable to common unitholders	$(22,608)	$(12,107)	$(10,501)	86.7%

Net Sales
Net sales for the nine months ended September 30, 2021, increased $30.7 million, or 110.4% to $58.5 million compared to $27.8 million for the prior year period. This increase was primarily due to strong growth in sales volumes of our core products, driven by an expansion in our club channels.
Cost of Sales
Cost of sales increased approximately $23.1 million, or 87.7%, to $49.4 million, during the nine months ended September 30, 2021, as compared to $26.3 million for the prior year period, primarily due to an increase in the sales volume of our products, as well as to an increase in labor and raw material costs. The increase in labor and raw material costs increased primarily due to labor shortages and supply chain pressures related to the impact of the pandemic. The increases in costs were partially offset by the increase in sales of our self-manufactured products. Self-manufactured products, which have lower cost than co-packed
products, represented greater than 70% of our sales in the nine months ended September 30, 2021, compared to substantially all of our products being co-packed
in the prior year period.
Gross Profit
Gross profit increased $7.6 million, or 521.5%, to $9.0 million for the nine months ended September 30, 2021, compared to $1.5 million for the prior year period. This increase is primarily due to the absence of $1.0 million of costs related to the write-down of unrecoverable raw material inventory recognized in the prior year period, as a result of financial hardship of a co-manufacturer,
as well as $0.5 million of costs related to an inventory write-down during the nine months ended September 30, 2020. Also contributing to the increase in gross profit during the current year period was the increase in net sales as well as a greater proportion of goods sold being self-manufactured.

Operating Expenses
Selling and Distribution Expense
The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ Change	% Change
Selling and distribution	$10,291	$5,703	$4,588	80.4%
Percentage of net sales	17.6%	20.5%		-2.9%
Selling and distribution expense increased $4.6 million, or 80.4%, for the nine months ended September 30, 2021, as compared to the prior year period. Selling and distribution expense increased primarily due to an increase in sales. Selling and distribution expense decreased as a percentage of sales primarily due to lower distribution costs experienced during the nine months ending September 30, 2021. The decrease in these costs was driven by the mix of products sold during the period, which generally had lower distribution costs associated with them relative to the mix of products sold during the prior year period.
Marketing Expense
The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ Change	% Change
Marketing	$3,119	$1,936	$1,183	61.1%
Percentage of net sales	5.3%	7.0%		-1.6%
Marketing expense increased $1.2 million, or 61.1%, during the nine months ended September 30, 2021, as compared to the prior year period. Marketing expense increased primarily due to increases in advertising efforts to increase household awareness of our brand, as well as to support sales growth.
Administrative Expense
The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ Change	% Change
Administrative	$7,677	$1,755	$5,922	337.4%
Percentage of net sales	13.1%	6.3%		6.8%
Administrative expense increased $5.9 million, or 337.4%, during the nine months ended September 30, 2021, as compared to the prior year period. This increase was primarily driven by an increase of research and development costs, which resulted from higher levels of commercialization activity to support our growth. In addition, included in administrative expense for the current year period were costs related to our IPO.
Loss from Operations
As a result of the foregoing, loss from operations increased $4.1 million, or 51.8% to $12.1 million for the nine months ended September 30, 2021, compared to a loss from operations of $7.9 million for the prior year period. Loss from operations as a percentage of sales was (21%) for the current period, compared to (29%) for the prior year period, reflecting the increase sales and higher gross margins, which were partially offset by increases in operating expenses.
Interest Expense
Interest expense increased $0.6 million, or 15.4%, to $4.3 million during the nine months ended September 30, 2021, as compared to $3.7 million for the prior year period. The increase in interest expense during the 2021 period, was primarily due to a higher level of borrowing during the current year period, offset in part, by a reduction in lending rates as a result of our convertible note issuance in May 2021.
Change in fair value of convertible debt
The Change in the fair value of our convertible debt of $6.1 million related to the increase in fair value of our convertible notes issued in May 2021. The increase in fair value of the notes was mainly attributable to the decrease in the maturity date of the notes, among other unobservable inputs used in the valuation. None of the increase in the value of the notes was attributable to any specific credit risk.

Net Loss
As a result of the foregoing, our net loss increased $10.5 million, or 89.5%, to $22.2 million during the nine months ended September 30, 2021, compared to a net loss of $11.7 million for the prior year period.
Liquidity and Capital Resources
Our primary uses of cash are to fund working capital, operating expenses, promotional activities, debt service and capital expenditures related to our manufacturing facilities. Since our inception, we have dedicated substantially all of our resources to the commercialization of our products, the development of our brand and social media presence, and the growth of our operational infrastructure. Historically, we have financed our operations primarily through issuances of equity and debt securities and borrowings under our credit agreements and, to a lesser extent, through cash flows from our operations.
As of September 30, 2021, the Company had $1.7 million in cash, current third party and related party debt obligations of $0.3 million and $1.2 million, respectively, convertible debt obligations of $41.1 million, and long-term debt obligations of $21.0 million. Additionally, as of September 30, 2021, the Company had current and long-term business acquisition liabilities (contingent consideration) of $1.3 million and $13.5 million, respectively. As a result of our IPO, which closed on November 9, 2021, we received approximately $59.5 million in proceeds from the sale of our shares, after deducting underwriting fees and commissions. The proceeds of the offering were retained entirely by our company. In addition, in connection with the IPO, $35.0 million of convertible notes, which were due by March 31, 2021, were converted into our class A common stock, reliving the Company of the balance of that liability at the close of the IPO. As a result of the IPO, we believe cash and cash equivalents on-hand
and cash from operations, together with borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures and debt service requirements for at least the next 12 months and the foreseeable future. We expect to make future capital expenditures of approximately $5.0 million to $10.0 million in connection with the enhancement of our current production capabilities.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(7,483)	$(4,078)
Net cash used in investing activities	(4,629)	(125)
Net cash provided by financing activities	13,734	4,180

Net increase (decrease) in cash and cash equivalents	1,622	(23)
Cash and cash equivalents at beginning of period	28	388

Cash and cash equivalents at end of period	$1,650	$365

Net Cash Used in Operating Activities
Cash used in operating activities was $7.5 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash used in operating activities is primarily due to the increase in our net loss during the 2021 period.
Net Cash Used in Investing Activities
During the nine months ended September 31, 2021 and 2020, net cash used in investing activities was $4.6 million and $0.1 million, respectively. Included in cash used in investing activities during the nine months ended September 30, 2021 was purchases of property, plant and equipment, of $2.5 million, primarily for manufacturing facility improvement and manufacturing equipment for our newly acquired City of Industry manufacturing facility, as well as $2.1 million of expenditures related to our PMC asset acquisition during February 2021.

Net Cash Provided by Financing Activities
Cash provided by financing activities totaled $13.7 million during the nine months ended September 30, 2021, as compared to $4.2 million during the same period last year. This increase was primarily due to an increase in our borrowing under our revolving credit facility of $10.0 million during the nine months ended September 30, 2021. These borrowings were primarily used to fund operating activities as well as capital expenditures.
Contractual obligations
As of September 30, 2021, there were no material changes in payments due under contractual obligations from those disclosed in our Registration Statement.
Off-Balance
Sheet Arrangements
We do not have any
off-balance
sheet arrangements.
New accounting standards
For discussion of new accounting standards, see Note 2 to the Financial Statements of The Real Good Food Company LLC,
“Summary of Significant Accounting Policies and New Accounting Standards,”
in Part I, Item 1, of this Quarterly Report on
Form 10-Q.
Critical Accounting Policies
Critical accounting policies are those that require application of management’s most difficult, subjective and/or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all accounting policies require management to make difficult, subjective or complex judgments or estimates. In presenting our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results that differ from our estimates and assumptions could have an unfavorable effect on our financial position and results of operations.
The full extent to which the
COVID-19
pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain. The pandemic may affect our future sales, expenses, reserves and allowances, manufacturing operations and employee-related costs. The pandemic may have significant economic impacts on our customers, suppliers and markets where we compete and operate. New information may continue to emerge concerning
COVID-19,
and the actions required to contain or treat it may affect the duration and severity of the pandemic. Our financial statements include estimates of the effects of
COVID-19
and there may be changes to those estimates in future periods.
Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our expected revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Except for the continued broad effects of
COVID-19
on market risk, in particular its impact on commodity prices, such as certain foods included in our products, there have been no material changes in our market risk from the information provided in the Registration Statement as filed on November 4, 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures” as such term is defined in Rule
13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
During the period ended September 30, 2021, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2021.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information required by this Item is incorporated herein by reference to Note 12 to the Financial Statements of The Real Good Food Company LLC,
Commitments and Contingencies
, in Part I, Item 1, of this Quarterly Report on
Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on
Form 10-Q,
you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Registration Statement, which could materially affect our business, financial condition or future results.
There were no material changes in the Company’s risk factors from the risks disclosed in the Registration Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.

3.2*	Amended and Restated Bylaws of The Real Good Foods Company, Inc.

10.1*	Tax Receivable Agreement, dated as of November 4, 2021, by and among The Real Good Foods Company, Inc., Real Good Foods, LLC and the Members, other than the Fidelity Investors.

10.2*	Registration Rights Agreement, dated as of November 4, 2021, by and among The Real Good Foods Company, Inc., and the Members, other than the Fidelity Investors.

10.3*	Exchange Agreement, dated as of November 4, 2021, by and among The Real Good Food Company, Inc., Real Good Foods, LLC, and the Members.

10.4*	Limited Liability Company Agreement of Real Good Foods, LLC.

10.5	Amendment Number Twenty-One to the Loan and Security Agreement dated December 6, 2021, by and among the Real Good Food Company, Inc., and PMC Financial Services (incorporated herein by reference to Exhibit 10.1 to the Company’s Current report on Form 8-k dated December 6,2021).

10.6*	Industrial Building Lease, dated October 4, 2021, by and between the Real Good Foods, LLC and HP-A Bolingbrook, LLC.

31.1**	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated herein by reference to the Company’s Registration Statement dated November 4, 2021.
**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Real Good Foods, LLC

December 17, 2021	By:	/s/ Gerard Law
Gerard Law
Chief Executive Office
(Principal Executive Officer)

December 17, 2021	By:	/s/ Akshay Jagdale
Akshay Jagdale
Chief Financial Officer
(Principal Financial and Accounting Officer)