Form 10-K
period 2021-12-31
Real Good Food Company, Inc.
filed 2022-03-30
CIK 1871149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                    to
Commission File Number 001-41025

THE REAL GOOD FOOD COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-1280343
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3 Executive Campus, Suite 155
Cherry Hill, NJ 08002
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (856)
644-5624
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	RGF	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The registrant completed the initial public offering of its Class A common stock on November 9, 2021. There was no public market for the registrant’s Class A common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March
25
, 2022, there were 6,169,885 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2022 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form
10-K.

The Real Good Food Company, Inc.
ANNUAL REPORT ON FORM
10-K
For the fiscal year ended December 31, 2021

i

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements include statements regarding our intentions, beliefs or current expectations and all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Examples of such risks and uncertainties include:

•
the impact of
COVID-19
on the U.S. and global economies, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;

•	our ability to successfully implement our growth strategy;

•	our ability to maximize our production capabilities in our manufacturing facilities and achieve benefits therefrom;

•	our ability to generate sufficient cash flow or raise capital on acceptable terms;

•	the loss of key members of our senior management team;

•	allegations that our products cause illness or fail to comply with government regulations;

•	the loss of a significant customer;

•	the entrance of new competitors into our industry;

•	the effectiveness of our marketing and trade spending programs;

•	our ability to introduce new products and improve existing products;

•	our ability to match our manufacturing capacity with demand;

•	the impact of government regulation, scrutiny, warning and public perception;

•	the effect of false marketing claims;

•	adverse weather conditions, natural disasters, pestilences and other natural conditions affecting our operations;

•	our ability to develop and maintain our brand;

•	the effect of potential price increases and shortages on the inputs, commodities and ingredients that we require;

•	our ability to manage our supply chain effectively;

•	volatility in the price of our Class A common stock; and

•	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

ii

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

iii

PART I
Unless the context requires otherwise, references in this Annual Report on Form
10-K
to “we,” “us,” “our,” “the Company,” “our Company” and “our business” refer to The Real Good Food Company, Inc. and its consolidated subsidiary.
ITEM 1. Business
Our Company
We were founded in 2016, and are an innovative, high-growth, branded, health and wellness (“H&W”) focused frozen food company. We develop, market, and manufacture delicious and convenient comfort foods designed to be high in protein, low in sugar, and made from gluten- and grain-free ingredients that are intended to be sold in the H&W segment of the frozen food category. We offer delicious and nutritious options across breakfast, lunch, dinner, and snacking occasions, which are available in approximately 15,000 stores nationwide, and directly from our website at www.realgoodfoods.com.
Our brand commitment, “
Real Food You Feel Good About Eating
,
” represents our strong belief that, by eating our food, consumers can enjoy more of their favorite foods and, by doing so, live better lives as part of a healthier lifestyle. Our branded products are sold to consumers through an increasing number of locations in retail channels, primarily in natural and conventional grocery, drug, club, and mass merchandise stores, including Walmart, Kroger, and Costco.
On November 9, 2021, we completed our initial public offering (“IPO”) of 5,333,333 shares of Class A common stock at a price to the public of $12.00 per share. In connection with the IPO, we issued 836,522 shares of Class A common stock to Fidelity Investment Funds, related to convertible promissory notes issued to the Company in May 2021, in the amount of $35.0 million. Our Class A common stock trades on the Nasdaq Global Market (“Nasdaq”) under the symbol “RGF.”
Our Industry and Competition
We operate in multiple large subcategories within the U.S. frozen food category, although we believe we compete with other conventional brands within the frozen food category. We operate in a highly competitive market with numerous brands and products competing for market share and limited shelf space from retail customers. We compete with conventional packaged food companies such as Conagra Brands, Inc., Kraft Heinz Company, Nestle S.A., and Tyson Foods, Inc. We also compete with H&W brands such as Amy’s Kitchen, Atkins, dr. Praeger’s, EVOL, Quest Nutrition, Saffron Road, and Tattooed Chef.
We believe the nutritional content and quality of our products position us to compete directly within the $179 billion U.S. health and wellness (“H&W”) industry, which includes natural, specialty, and wellness food products. Since our inception, we have focused on creating H&W products for the frozen food aisle, where we believe H&W brands are underrepresented compared to other categories. Our strategic advantages are rooted in our mission-focused approach, craveable products, large and engaged consumer community, innovative product-development process, self-manufacturing capabilities, product positioning within our category, and management expertise.
Our Products
Historically, we have sold substantially all of our products under our “Realgood Foods Co.” brand. We also sell a limited number of private label products to select retail customers. Our branded products are sold to consumers through an increasing number of locations within retail channels, primarily in natural and conventional grocery, drug, club, and mass merchandise stores, including Walmart, Kroger, and Costco.

We produce and sell, entrées, bowls, breakfast sandwiches, enchiladas, other H&W products and snacks within the frozen food category. Our craveable products are offered in ready-to-heat
and
ready-to-cook
formats for consumers to prepare. Our breakfast sandwiches and entrées are our core products and have been the chief drivers of our growth. All of our products are designed to be free of gluten-containing ingredients and added sugar, and to be higher in protein and lower in carbohydrates than their conventional equivalents. We are focused on making our products delicious, while ensuring they are balanced in macronutrients.
The manufacture of our products requires a specialized process and purpose-built equipment to help ensure they have the macronutrient composition we strive to achieve while maintaining taste. The vast majority of our products are manufactured within the United States. We operate what we believe to be a best in class manufacturing facility in the City of Industry California (the “City of Industry Facility”), where we produced over 70% of our goods sold during 2021. This 45,000 square foot facility meets United States Department of Agriculture (“USDA”) standards and currently contains several flexible production lines which are U.S. Food and Drug Administration (“FDA”) and USDA registered. In addition, the products we manufacture at this facility are certified by the Gluten-Free Certification Organization (“GFCO”) to be labeled for sale as “gluten free” (a gluten threshold of 10ppm or less), in accordance with the standards set by the GFCO.
Entrées
Bowls
Our entrée bowls are designed to have the satisfying taste of comfort food. For example, instead of using traditional wheat flour pasta, our lasagna bowl is made with layers of our chicken and parmesan pasta base, marinara sauce that we make with simple ingredients, and ricotta and mozzarella cheese. Our lasagna bowls contain 11 grams of carbohydrates and 32 grams of protein per serving, compared to a similar dish produced by one of our competitors, which has 40 grams of carbohydrates and 16 grams of protein per serving. We also produce over half a dozen other bowls, all of which are microwavable and convenient to prepare.
Enchiladas
Our enchiladas provide a macronutrient balanced, delicious sampling of Mexican food. Instead of carbohydrate-loaded wheat flour tortillas, we use thin, round slices of our innovative chicken and cheese “tortilla.” We roll freshly seasoned and cooked shredded chicken, pork, cheese, or beef into our “tortillas” and top them with our tomatillo verde sauce or roasted chili poblano red sauce. Our sauces are made using fresh produce. The result is a delicious enchilada with fewer than four grams of carbohydrates and 20 grams of protein per serving.
Stuffed Chicken
Our bacon wrapped stuffed chicken is our modern take on a classic dish. We wrap our cheese-stuffed chicken with thick-cut
bacon in lieu of the wheat-flour breading used by certain of our competitors, which can comprise up to one-third
of their final product. Our product design results in a high-protein meal that is grain-free and gluten-free, and contains three grams of carbohydrates and 32 grams of protein. A conventional version of this dish has 16 grams of carbohydrates and 20 grams of protein per serving.
Our fully cooked stuffed chicken offers a convenient, and nutritious entrée for any occasion. Wrapped in chicken breast, and stuffed with flavors like cordon bleu, spinach artichoke and broccoli & cheese. Unlike other stuffed chicken available in stores today, ours is 100% grain free and gluten free, and
80%-90%
less carbs with one to two times more protein.
Breakfast Sandwiches
Our breakfast sandwiches have a delicious bun made with grain-free, gluten-free, and protein-rich ingredients, including cheese, almond flour, and eggs. We use this innovative bun to sandwich eggs, cheddar cheese, and a sausage, bacon, or turkey patty. Our breakfast sandwiches are designed to look and taste like traditional breakfast sandwiches but without wheat flour, grain, or other carbohydrate-dense ingredients. Each breakfast sandwich provides 18 to 20 grams of protein and four grams of carbohydrates per serving, compared to a similar breakfast sandwich produced by one of our conventional counterparts, which has 29 grams of carbohydrates and 13 grams of protein per serving.
Snacks and Pizza
We participate in the snacks and appetizers subcategory with our bite-sized,
breading-free chicken nuggets stuffed with cheese. We also offer frozen pizza, which is a large segment with consumers continually trying new items and discovering new brands. We use this category to funnel new consumers into our franchise.
Other Frozen Food Items
We provide macronutrient balanced foods for all eating occasions and times of day and offer products in multiple subcategories within the frozen food category. Certain of these products are offered on a limited time basis, such as our no-added
sugar, extra-creamy ice cream, offered through our ecommerce platform. We consider products such as these to be our non-core
products.
Our Manufacturing and Packaging Process
Our products are manufactured at our City of Industry Facility and through our co-manufacturing
partners located in Marietta, Georgia; Earth City, Missouri; and Nogales, Mexico. During 2021, more than 70% of our products were self-manufactured, compared to none of our products being self-manufactured during the year ended December 31, 2020.
Our City of Industry Facility contains several flexible production lines that are FDA and USDA registered. In addition, the products we manufacture at this facility are certified by the GFCO to be labeled for sale as “gluten free” (threshold of 10ppm gluten or less), in accordance with the standards set by the GFCO, when bearing the GFCO certification mark.
Packing configurations available to us are significant and flexible. Configurations include shrink wrap, horizontal wrapping, vertical weighing and bagging, and cartoning.
Quality Control
We utilize a food safety and quality management program, which employs manufacturing procedures, expert technical knowledge of food safety science, employee training, ongoing process innovation, and both internal and independent auditing.
We and our
co-manufacturing
partners each have a food safety plan (“FSP”) that focuses on preventing food safety risks and is designed to be compliant with the requirements set forth under the Food Safety Modernization Act (“FSMA”). In addition, each facility has at least one preventive controls qualified individual who has successfully completed training in the development and application of risk-based preventive controls at least equivalent to that received under a standardized curriculum recognized by the USDA and FDA.
Each of our and our
co-manufacturer’s
facilities complies with the Global Food Safety Initiative. All facilities manufacturing our products are certified against a standard recognized by Safe Quality Food Institute. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality. Certification provides an independent and external validation that a product, process, or service is designed to comply with applicable regulations and standards.

In addition to third-party inspections of our manufacturing partners, we have instituted audits to address topics including allergen control; ingredient, packaging and product specifications; and sanitation. Under FSMA, our City of Industry Facility and co-manufacturers’
facilities are required to have an FSP, a hazard analysis critical control plant plan, or a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate, or reduce relevant food-borne hazards.
Our Mission
We are a mission-focused company. Our mission is to make our craveable, nutritious comfort foods accessible to everyone across the United States and, eventually, throughout the world. Our mission is important to us because we believe an increasing number of consumers are seeking to make healthier food choices yet face limited options when it comes to the convenience of products found in the frozen food aisle. These consumers include the portion of the U.S. population seeking to reduce sugar in their diets, the portion of the U.S. population seeking to reduce their carbohydrate intake, the 13% of the U.S. adult population suffering from the health effects of diabetes, and the 42% of the adult U.S. population suffering from obesity. We believe our products provide alternatives for these consumers, and also have broad appeal due to our uncompromising approach to developing products suited to a wide range of consumer tastes and diet preferences.
Segment Reporting and Geographical Information
For the years ended December 31, 2021 and 2020, we were managed as a single operating segment. Our Chief Executive Officer, who is the Chief Operating Decision Maker, reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. All of our sales occur primarily within the United States, and all of our assets are maintained in the United States.
Sales and Marketing
Sales
Our sales team is led by our Senior Vice President, Head of Sales. In addition to our sales team, we use an extensive network of brokers to service our customers. The vast majority of our net revenue is derived from products shipped directly to our retailer customers’ warehouses, with no involvement with distributors.
Marketing
Our marketing department is led by our Chief Marketing Officer. We currently manage all of our marketing activities in-house
and do not rely on agencies or third parties for such activities, which we believe enhances the consistency and strength of our brand messaging. Our marketing team is made up of community managers, who engage with thousands of consumers every week to build relationships, educate them on our products, talk about our mission, and promote healthy lifestyles. We primarily engage with our community directly through social media, SMS text, and our website, and indirectly through influencers.
Our Culture and Human Capital
“Keeping it REAL”
We believe there is a better more nutritious way to enjoy our favorite foods, and we are committed to producing
Real Food You Feel Good About Eating
. We believe that our company culture has been and will continue to be a key contributor to the fulfillment of this commitment. Our culture enables us to foster the creativity, teamwork, focus, and innovation we need to support our growth. Our employees drive our mission and share core values that both stem from and define our culture, which plays an invaluable role in our execution at all levels within our organization, and contributes to our success and the continued growth of our business. Our shared core values focus on trust and respect for each other, our customers, consumers, business partners, stockholders, and other constituents; relentless product innovation and continuous improvement; and a culture of transparency, accountability, and ownership, and collectively serve as the driving force behind how we work together, engage with our constituents and the communities in which we operate, and lay the groundwork for our future growth and success. We call this “
Keeping it REAL
.”
Our board of directors adopted a written code of business conduct and ethics, as well as other governance policies and practices, which serve as a guide for our directors, officers, employees, and representatives in our daily interactions with our customers, consumers, business partners, stockholders, and other constituents. We will provide periodic training and educational materials to our directors and employees on these governance principles, which will help instill a commitment to ethical behavior and legal compliance.
Our Team
We value having talented people at every level of our business. As of December 31, 2021, we had approximately 107 full-time employees on our payroll. None of our employees is represented by a labor union. We have never experienced a labor-related work stoppage, and believe our relationship with our employees to be very good.
We contract with several professional employer organizations (“PEOs”) that administer our human resources, payroll, and employee benefits functions for substantially all of our warehouse and production employees. Our PEOs recruit and select these contract employees to fulfill our hiring needs, and each of these employees is an employee of record of the relevant PEO. In addition to our 107 fulltime employees, as of December 31, 2021, we had approximately 451 contract employees hired through our PEOs.
Our ability to execute our growth plan and achieve our strategic objectives depends in part upon our ability to attract, train, and retain a sufficient number of qualified employees (including contract personnel hired through PEOs), who can manage our business, oversee our manufacturing operations, and establish credibility with our customers, co-manufacturers,
suppliers, and other business partners.
In an effort to attract and retain employees, we provide competitive employee wages that are consistent with employee positions, skill levels, experience, knowledge, and geographic location. We also offer our employees competitive time off, health, and welfare benefits, Company-paid holidays, recognition programs, and career-development opportunities. In addition, we focus on our employees’ growth by creating experiences that align with our strategic priorities, and promote performance and opportunities for development. We strive to create a workplace that reflects our values, and one that adheres to a responsible employer philosophy, which includes, among other things, commitments to create job opportunities, ensure safety and well-being, and promote diversity, equity and inclusion.
The health and safety of our employees is our highest priority. During the ongoing
COVID-19
pandemic, we have remained operational as an “essential business” while focusing on safeguarding the well-being of our employees. In an effort to protect the health and safety of our employees, we have limited the number of employees on-site
relative to our typical personnel capacity, adopted remote work and flexible scheduling policies, and implemented enhanced safety measures and protocols at our facilities.
Facilities
We do not own any of the buildings we occupy. Our principal executive office is located in Cherry Hill, New Jersey, where we lease approximately 5,800 square feet of office space under a lease agreement that expires in October 2026, subject to an option to extend the term of the lease for a successive five-year period. We primarily use this location for general office and administrative purposes.

In addition, we lease our City of Industry Facility pursuant to a transfer agreement entered into on January 4, 2021. In connection with the lease, we took possession of certain equipment and inventory located on the premises. In addition, on February 16, 2021, we entered into a purchase agreement with PMC Financial Services Group, LLC (“PMC”) pursuant to which we purchased certain equipment and inventory required to operate our City of Industry Facility. These agreements collectively reflect our acquisition of the co-manufacturing
business belonging to one of our former
co-manufacturers,
which closed on March 31, 2021. Our City of Industry Facility lease expires on June 30, 2024, with an option to extend the lease for a successive five-year period.
On October 4, 2021, we entered into a lease agreement for our Bolingbrook Facility, which is an 81,406 square foot industrial facility in Bolingbrook Illinois to be used for food manufacturing and assembly, warehousing, and distribution. This lease will commence on January 1, 2022 and will expire on April 1, 2029, with two options to extend the lease for successive five-year periods.
In addition to our principal executive office and food manufacturing facilities, we lease a 19,500 square foot industrial building in La Verne, California, which we use as a warehouse for packaging and distributing our products, as well as for office and administrative purposes. This lease expires on March 31, 2026, with an option to extend the lease for a successive five-year period.
We believe that these facilities are sufficient to meet our current needs. We intend to expand our facilities or add new facilities as we grow, and we believe that suitable additional space will be available as needed to accommodate expansion of our operations.
Trademarks and Other Intellectual Property
To establish and protect our proprietary rights, we rely on a combination of copyright, trademark, trade dress, and trade secret laws, as well as confidentiality agreements and other contractual restrictions. We do not own any registered patents.
Our intellectual property is a strategically important component of our business. In particular, we believe that our trademarks are valuable assets that reinforce the distinctiveness of our brand to consumers, are critical to maintaining and improving our competitive position, and are an important aspect of building brand equity. As such, we consider “Real Good Food Company” and our “Realgood Foods Co.” logo trademarks to be among our most valuable intellectual property assets. We also believe that having distinctive marks that are readily identifiable on our products is an important factor in continuing to build our brand and distinguish our products. Accordingly, our products are marketed and sold uniformly using the term “Realgood.” We have registered trademarks identifying our most popular products, including Realgood Enchiladas, Realgood Stuffed Chicken, Realgood Entrée Bowls, and Realgood Breakfast Sandwiches, among others. We expect to continue to invest in our trademark portfolio as we introduce new products and seek to build and protect our brand.
As of December 31, 2021, we held 16 U.S. trademark registrations, two pending U.S. trademark applications, two foreign trademark registrations and one pending foreign trademark registration. Further, we have a registered domain name, www.realgoodfoods.com. The information contained on or accessed through our website does not constitute part of this report.
Information Systems and Data Security
We operate using legacy systems for finance and accounting, supply chain, inventory control, sales transactions, replenishment and other functions. Our long-term strategy includes implementing a comprehensive Enterprise Resource Planning (“ERP”) system supported by a third-party provider, which will integrate and streamline these functions and allow for our continued growth. In the interim we supplement an ERP system with a Warehouse Management System, which allows us to improve tracking and management of ingredients and streamline manufacturing.

The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements across our business. Various federal, state, and foreign legislative and regulatory bodies may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, information security, and consumer protection. We must comply with increasingly complex and rigorous laws and regulations regarding privacy and the collection, storage, use, processing, transfer, transmission, disclosure, and protection of personal and other data, which require us, among other things, to maintain reasonable and appropriate data security measures and to provide timely notice to individuals and regulators in the event that such personal information is compromised.
Our team of professionals works to identify and mitigate risks, implement best practices, and continue to evaluate ways to improve our information security. These steps include data encryption in transit and at rest, network security, limiting and authorizing access controls, and multi-factor authentication for access to systems with data. We also employ regular system monitoring, logging, and alerting to retain and analyze the security state of our corporate and production infrastructure. In addition, we take appropriate steps to help ensure that appropriate security measures are maintained by the third-party vendors we use, including by conducting security reviews.
Government Regulation
The food industry is highly regulated. We, our
co-manufacturers,
and our suppliers are subject to extensive laws and regulations in the United States by federal, state, and local government authorities, or by federal, state, and local government authorities in other jurisdictions where they are located. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality, and safety of our products, as well as the health and safety of our employees and the protection of the environment.
Our business is subject to extensive regulation by the FDA, USDA, and the U.S. Federal Trade Commission (“FTC”), and other federal, state, and local authorities in the United States, and any other jurisdictions in which we may manufacture or sell our products. Specifically in the U.S., the FDA and USDA comprise a comprehensive regulatory program that governs the manufacturing, nutritional value, composition and ingredients, packaging, labeling, and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, good manufacturing practices (“GMPs”), and supplier verification requirements. Our processing facilities, including those of our co-manufacturers,
are subject to periodic inspection by foreign, federal, state, and local authorities.
We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations, and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our co-manufacturers
and suppliers, are also subject to various laws and regulations relating to environmental protection and worker health and safety matters.
Although we have implemented policies and procedures designed to comply with existing laws and regulations, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims, government investigations, or other regulatory enforcement actions.
Where You Can Find More Information
Our investor website can be accessed at www.realgoodfoods.com. Our Annual Report on Form
10-K,
Quarterly Report on Form
10-Q
and Current Reports on Form
8-K
filed with or furnished to the Securities and Exchange Commission (“SEC”), are available free of charge in the “Investors” section on our website under the caption “Financial Information” and then “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors
Summary of Risk Factors
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. If any of these risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business The following is a summary of the most significant risk factors which could have a material impact on our business:

•	our limited operating history and significant operating losses;

•	our need to increase net sales from existing customers and acquire new customers in order to execute our growth strategy;

•	the short and long-term effects of the novel coronavirus (“COVID-19”) pandemic on our business and the industry in which we operate;

•	our ability to successfully implement our growth strategy and obtain additional financing to achieve our goals;

•
our indebtedness, and the agreements governing such indebtedness, which subject it to required debt service payments, as well as financial restrictions and operating covenants, which may reduce our financial flexibility and affect our ability to operate our business;

•	our quarterly results may fluctuate significantly, and period-to-period comparisons of our results may not be meaningful;

•	the substantial customer concentration risk to which we are subject;

•	potential consolidation of our customers;

•	our ability to compete successfully in our highly competitive market;

•	consumer preferences for our products, which can change rapidly;

•	our ability to introduce new products or successfully improve existing products;

•	the volatile price of food commodities and packaging materials;

•	our brand and reputation, as impacted by real or perceived quality or food safety issues with our products;

•	the effectiveness of our digital marketing strategy and the expansion of our social media presence;

•	our reliance on third-party delivery and warehousing companies, which could negatively impact our operating results;

•	any disruption at one of our facilities;

•	our ability to pay taxes and expenses, including payments under the Tax Receivable Agreement, may be limited by our structure; and

•	the requirements of being a public company.
Additionally, certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “
Cautionary Note Regarding Forward-Looking Statements
” within this Annual Report.

Risks Related to Our Business, Brand, Products, and Industry
We have a limited operating history and have incurred significant operating losses. As a result of continuing investments to expand our business, we may not achieve or sustain profitability.
We were formed and commenced commercial sales of our products in 2016. As a result, we have a limited operating history and limited experience manufacturing and selling our products, establishing relationships with customers and consumers, and building our brand reputation. These and other factors together make it more difficult for us to accurately forecast our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. We expect that this uncertainty will continue to exist in our business for the foreseeable future. If we do not address these risks and uncertainties successfully, our operating results could differ materially from our estimates and forecasts, and from the expectations of investors or analysts, which could harm our business and result in a decline in the trading price of our Class A common stock.
We have experienced net losses in every period since our inception. In the years ended December 31, 2021 and 2020, we incurred net losses of $67.1 million (represents full year of operating company losses and includes both controlling and noncontrolling interest) and $15.6 million, respectively. We anticipate our operating expenses and capital expenditures will increase substantially in the foreseeable future as we seek to expand our retail distribution, invest in our approach to grow our community, leverage our product development capabilities, and invest in production capacity and automation. As a result of our continuing investments to expand our business in these and other areas, we expect our expenses to increase significantly, and we may not achieve profitability in the foreseeable future. Even if we are successful in broadening our consumer base and increasing net sales from new and existing customers, we may not be able to generate additional net sales in amounts that are sufficient to cover our expenses. We may incur significant losses for a number of reasons, including as a result of the other risks and uncertainties described elsewhere in this Annual Report. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability over any particular period of time.
To execute our growth strategy, we need to attract new customers and consumers to our brand and increase our net sales from existing customers, and we may not be successful in achieving these objectives.
Our ability to execute our growth strategy depends in part on our ability to attract new customers and consumers to our brand, retain our existing customers, and increase net sales from existing customers. However, we may not be successful in achieving these objectives, particularly increasing our net sales, as a result of a number of factors, including:

•	our inability to commercialize innovative and relevant products with the taste, nutritional content, quality, and value demanded by our customers and consumers;

•	changes in consumer preferences, including trends impacting the H&W industry and the frozen food category;

•	introduction of competitive products by other branded food companies, retailers, restaurants, and other industry participants;

•	the pricing of our products and the products of our competitors;

•	any decision by customers to reduce the number of our products they sell, or to limit their shelf space available for our products;

•	greater reliance by certain retailers on private label products;

•	our ability to fulfill orders in a timely manner;

•	perceptions regarding the taste, nutritional content, quality, and value of our products relative to those of our competitors or other food products;

•	our failure to effectively engage with customers or consumers through our advertising and marketing efforts, including through our social media presence;

•	factors impacting our current or target customers, including bankruptcy or financial hardship, changes in business strategy or operations, or industry consolidation;

•	regulatory matters impacting our products or the products of our competitors, including product recalls or seizures;

•	incidence of food-borne illnesses, contamination or other food-safety incidents caused by our products, or involving our competitors, co-manufacturers, suppliers, or other business partners;

•	the impacts and disruptions caused by the COVID-19 pandemic, or any similar pandemics or incidence of disease; or

•	general economic factors, including discretionary spending, consumer confidence, interest rates, and unemployment rates.
Any factors that negatively impact our ability to attract customers and consumers to our brand, retain our existing customers, or increase net sales from existing customers, or that result in sales of our products increasing at a lower rate than expected, including factors that are beyond our control, could adversely affect our business, operating results, financial condition, and prospects. If we are unable to significantly increase our net sales, we may never achieve or sustain profitability, which would negatively impact our ability to execute our strategic plan and cause the trading price of our Class A common stock to decline.
We are subject to substantial customer concentration risk and our failure to retain existing customers would have an adverse effect on our business.
We have been and continue to be subject to substantial customer concentration risk. Our two largest retail customers during the year ended December 31, 2021 were Costco and Walmart. During the year ended December 31, 2021, Costco and Walmart accounted for approximately 71% of our net sales, collectively, and accounted for approximately 51% and 21% of our net sales, respectively, for the year ended December 31, 2021. During the year ended December 31, 2020, Walmart, Kroger and Costco collectively accounted for approximately 57% of our net sales. These customers individually accounted for approximately 28%, 17% and 12% of our net sales, respectively, for the year ended December 31, 2020. We do not have long-term contracts with our significant customers, any of which could discontinue their relationship with us or seek to modify their commercial terms with us. In addition, our customers are typically not required to purchase any minimum amount of our products. While our growth strategy involves retaining and increasing net sales from existing customers, we cannot guarantee that we will be successful in executing this strategy. The loss of any significant customer, the reduction of purchasing levels from any such customer, or the failure of any of these customers to purchase new products from us would have a material adverse impact our business, operating results and financial condition. For example, throughout 2020, we experienced a reduction of purchasing activity from many of our significant customers, as well as a decision by many retail customers to cancel or postpone shelf-resets, as a result of the impacts of the
COVID-19
pandemic, which had a material adverse impact on our net sales during that year.
In addition, our customer concentration risk exposes us to product concentration risk as our significant customers may choose to only purchase and provide shelf space for a limited number of our products. If this occurs, it could result in such products representing a large percentage of our net sales, and limit our ability to expand production of and gain market acceptance for new products. For example, we have experienced some concentration of sales of our bacon wrapped stuffed chicken and enchiladas through one of our significant retail customers. We cannot assure you that our significant customers will continue to favor these or other products they purchase from us over competitive products. Further, a significant customer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in business strategy or operations, introduction of competing products, or its management’s perceptions regarding the quality, value, or desirability of our products. Any factor adversely affecting sales of these products to our significant customers could have a disproportionate negative impact on our business.

Consolidation of customers, or the loss of a significant customer, could negatively impact our sales and profitability.
In recent years, retailers across the United States have consolidated, including within the geographic regions in which we sell our products. This consolidation has reduced the number of our target customers, while at the same time producing larger organizations with increased negotiating power that are often able to resist price increases, demand fixed commercial terms, operate with lower inventories, and decrease the number of branded products they carry, all of which could negatively impact our business. The consolidation of customers also increases the impact that the loss of a significant customer, or an adverse event affecting the business of a significant customer, could have on our business. Consequently, our operating results may fluctuate significantly in future periods based on the actions of one or more significant customers.
Pandemics, epidemics, or disease outbreaks, such as
COVID-19,
may disrupt our business, including, among other things, consumption and trade patterns, supply chain, and production processes, each of which could materially and adversely affect our business, financial condition and results of operations.
The actual or perceived effects of a pandemic, epidemic, disease outbreak, or similar widespread public health concern, such as
COVID-19,
could materially and adversely affect our business, financial condition, and results of operations. Pandemics, epidemics, or disease outbreaks may affect demand for our products because quarantines, or other government restrictions on movement, may cause erratic consumer purchase behavior. Governmental or societal impositions of restrictions on public gatherings, especially if prolonged, may have adverse effects on in-person
traffic to retail stores. Even the perceived risk of infection or health risk may adversely affect traffic to our store-based retail customers and, in turn, our business, financial condition, and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for a significant period of time.
The ongoing
COVID-19
pandemic may continue to affect us and our
co-manufacturers’,
suppliers’, and customers’ ability to operate in certain regions, delay the development or launch of new products, disrupt the supply chain and manufacturing or shipment of our ingredients or products, or have other adverse effects on our business, financial condition, results of operations, and prospects. In connection with the ongoing
COVID-19
pandemic, many of our retail customers canceled or postponed shelf-resets, which significantly impacted our net sales in the year ended December 31, 2020. Further, one of our key co-manufacturers
experienced financial hardship as a result of the impacts of the
COVID-19
pandemic, which resulted in our inability to meet demand for certain products during the year ended December 31, 2020, which negatively impacted our financial condition and results of operations. In addition, during 2021 we experienced high levels of absenteeism and turnover in our City of Industry Facility that we believe was a result of the
COVID-19
pandemic, which caused significant production inefficiencies and an increase in our labor costs. Any factors that cause fluctuations in our labor costs could have a material impact on our cost of goods sold. Further, labor shortages that we believe have resulted from the pandemic may impact our production capacity, which may have a negative impact on our gross profit.
Although we have taken actions to mitigate the impacts of the
COVID-19
pandemic, at this time we cannot predict the specific extent, duration, or full impact that the
COVID-19
pandemic will have on our business, financial condition, and operations, including our ability to successfully implement our growth strategy and obtain additional financing to achieve our strategic objectives. The impacts of the
COVID-19
pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic and any variants, its impact on our business, manufacturing capacity, and other third parties with whom we do business, progress of vaccination efforts, and related governmental advisories and restrictions. These developments and the impact of the
COVID-19
pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, our business may be materially adversely affected.

We may not be able to compete successfully in our highly competitive market.
We are a frozen food company operating within the H&W industry, although we believe we compete with other conventional brands within the frozen food category. We operate in a highly competitive market with numerous brands and products competing for market share and limited shelf space from retail customers.
Within our market, we believe competition is primarily based on the following factors:

•	product quality and taste;

•	brand reputation, recognition, and loyalty;

•	nutritional content and claims;

•	product pricing;

•	product variety;

•	relationships with customers and access to retail shelf space; and

•	advertising and marketing activity, including social media presence.
We compete with conventional brands within the frozen food category such as Conagra Brands, Inc., Kraft Heinz Company, Nestle S.A., and Tyson Foods, Inc., each of which have substantially greater financial and other resources, a broader assortment of product offerings, more established relationships with retailers, and products that are well-accepted in the marketplace. We also compete with H&W brands such as Amy’s Kitchen, Atkins, dr. Praeger’s, EVOL, Quest Nutrition, Saffron Road, and Tattooed Chef, which develop products that may include organic fruits and vegetables, antibiotic-free meat, grain-free alternatives, and natural colors and flavors. Each of these companies, as well as our other competitors, may have greater resources, longer operating histories, and greater brand visibility among consumers.
Generally, the food industry is dominated by multinational corporations and other well-established industry participants. We cannot be certain that we will successfully compete with competitors that have greater financial, marketing, product development and technical resources. Conventional food companies may acquire our competitors, or launch their own products that compete with our products, and they may be able to use their resources and scale to respond to changes in consumer preferences, address competitive pressures, reduce pricing, or increase promotional activity. Our retail customers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products. Similarly, retailers could change the merchandising of our products and we may be unable to retain or expand our existing shelf space.
As a result of the intense competitive pressures in our industry, we may lose shelf space and market share, which may require us to lower prices, accelerate product development efforts, increase advertising and marketing expenditures, or increase the use of promotional campaigns, any of which would adversely affect our business, operating results and financial condition.
Consumer preferences for our products could change rapidly, and, if we are unable to respond quickly to new trends, our business may be adversely affected.
Our business is focused on the development, manufacture, marketing, and sale of frozen foods. These foods are subject to the requirements of the U.S. Food and Drug Administration (“FDA”) and other governmental agencies, including for claims that a product is “high in protein,” has no “added sugar,” and is made from nutrient-dense ingredients. Consumer preferences, and therefore demand for our products, could change rapidly as a result of a number of factors, including consumer demand for specific nutritional content, dietary habits, or restrictions, including a focus on lowering fat or sodium content, perceptions regarding food quality, concerns regarding the health effects of certain ingredients or macronutrient ratios, shifts in preferences for product attributes, laws and regulations governing product claims, brand reputation and loyalty, and product pricing. A significant shift in consumer demand away from our products, or towards competitive products, could limit our product sales, reduce our market share, and negatively impact our brand reputation, any of which could adversely affect our business, operating results, and financial condition.
Failure to introduce new products or successfully improve existing products may adversely affect our ability to execute our growth strategy.
A key element of our growth strategy depends on our ability to develop and commercialize new products and make improvements to existing products that appeal to our existing customers and consumers, attract new customers and consumers to our brand, and meet our standards for taste, nutritional content, and quality. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the ability of our commercialization, sales, and marketing teams to develop and test product prototypes, and our success in introducing and marketing new products. Our sales and marketing team is continuously seeking to identify and develop new products that feature high nutritional content, build upon the quality of our current products, enhance our brand reputation and loyalty, and appeal broadly to consumers. Failure to develop and commercialize new products that appeal to consumers could result in a decrease in product sales, or a failure of our product sales to increase in line with our estimates, which would negatively impact our business, operating results, and financial condition. Additionally, the development and commercialization of new products requires substantial expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance.
Our community is instrumental to our product development approach as we rely extensively on our consumers to provide feedback on our products. For example, after our marketing team formulates our product prototypes, they are run through our consumer validation process referred to as “RGF Labs,” which is a targeted and diverse invitation-only subset of our consumer community. However, although we intend to invest in the development of our community, including RGF Labs, we may not be able to expand our community, successfully engage with consumers, or improve our consumer validation process. In addition, we cannot be certain that the information received from consumers will allow us to improve our products or launch products with a higher confidence of market acceptance. If we are unable to solicit meaningful product feedback from our consumers, or successfully grow our community or engage with consumers, it could harm our ability to launch new products and negatively impact our net sales.
We may not be able to successfully implement our growth strategy.
We have experienced periods of rapid growth since inception and expect to experience additional growth. The anticipated future growth and expansion of our business will place additional demands on our management team and operational infrastructure, and require significant resources to meet our needs, which may not be available in a cost-effective manner, or at all.
Our growth strategy requires us to expand our retail distribution, invest in our approach to grow our community, leverage our product development capabilities, and invest in production capacity and automation. Our ability to implement this strategy depends, among other things, on our ability to:

•	strengthen our relationships with existing customers, and establish and build relationships with new customers;

•	increase product sales to new and existing customers;

•	manage and grow relationships with various co-manufacturers, suppliers, and other business partners;

•	commercialize new products that meet our expectations, and the expectations of our customers and consumers, for taste, nutritional content, value, and quality;

•	increase our manufacturing and production capacity in a cost-effective manner;

•	respond to competitive pressures or other industry changes or trends;

•	increase brand recognition and loyalty; and

•	enhance our advertising and marketing efforts, including our social media presence.
We may not be successful in implementing our growth strategy for a number of reasons, including as a result of the other risks and uncertainties described elsewhere in this Annual Report. If we are unable to implement any aspect of our strategy, we may never achieve or sustain profitability, which would negatively impact our business, harm our reputation, limit our access to capital, and result in a decline in the trading price of our Class A common stock.
If we fail to effectively expand our manufacturing facilities, distribution channels, and production capabilities, our business and operating results could be harmed.
Our growth strategy requires us to invest in our manufacturing facilities, expand our distribution channels, and enhance our production capabilities, while simultaneously enhancing our operational infrastructure to support our growth. However, there are risks associated with effectively scaling manufacturing facilities, distribution channels, production processes, and supply chain requirements. For example, we may face challenges building our manufacturing infrastructure, acquiring necessary equipment, or hiring manufacturing employees, and these challenges may be exacerbated as a result of a number of factors, including our limited operating history, increasing costs and wage rates, and the impacts and disruptions caused by the
COVID-19
pandemic.
Further, we must accurately forecast demand for our products, potentially over an extended period of time, in order to ensure we have adequate available manufacturing and production capacity. Our forecasts, however, will be based on multiple assumptions that may prove to be inaccurate. If we underestimate our demand, it would limit our ability to plan for and obtain adequate manufacturing capacity (whether our own manufacturing capacity or co-manufacturing
capacity) in order to meet the actual demand for our products, which could result in the loss of sales and harm to our reputation. If we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and experience higher costs and reduced operating margins. If we do not accurately align our manufacturing capacity and production capabilities with our current or future demand, or if we experience disruptions or delays in scaling our manufacturing facilities, our business, operating results, and financial condition may be materially adversely affected.
Loss of one or more of our
co-manufacturers,
or our failure to identify new
co-manufacturers,
could harm our business and impede our growth.
For the year ended December 31, 2021, up to 30% of our products were manufactured at various facilities operated by our co-manufacturers.
During 2021 we began manufacturing in our City of Industry Facility, and although our growth strategy involves the enhancement of our overall manufacturing and production capabilities over time, we also expect to continue to rely on our co-manufacturers
to provide us with a portion of our production capacity for the foreseeable future, and we may identify new co-manufacturers
to provide additional capacity or flexibility.
We do not currently have manufacturing contracts with our
co-manufacturers.
Because of the absence of such contracts, any of our
co-manufacturers
could seek to alter or terminate its relationship with us at any time, potentially leaving us with periods during which we have reduced manufacturing and production capacity. If we need to replace a co-manufacturer,
there can be no assurance that additional capacity will be available in a timely manner and in the quantities required, that our quality control requirements will be met, or that the commercial terms will be favorable. If we fail to replace a co-manufacturer,
we may be required to reduce our overall production, or increase our production by a smaller amount than forecasted, which could result in loss of sales and reputational harm. Further, an interruption in, or the loss of operations at, one or more of our co-manufacturing
facilities, which may be caused by work stoppages, contamination, disease outbreaks, terrorism, fire, earthquakes, flooding, tornadoes, hurricanes, tsunamis, or other natural disasters, could delay, postpone, or reduce production of our products, which could have a material adverse effect on our business until such time as such interruption is resolved or an alternate source of production is secured. As an example, prior to our assuming operations of our City of Industry Facility during 2020, the original sublessor of that facility was one of our largest co-manufacturers
during the period. As a result of certain financial challenges, this co-manufacturer
shut down its facility and therefore was unable to provide us with products needed to fulfill orders with our customers. This disruption negatively impacted our net sales during the year ended December 31, 2020.
We believe there are a limited number of high-quality
co-manufacturers
that can meet our pricing requirements and quality control standards, and as we seek to obtain additional or alternative co-manufacturing
arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Any inability to replace one or more co-manufacturers,
could delay or postpone the production of our products, or reduce our overall production capacity, either of which could have a material adverse effect on our business, operating results, and financial condition.
As our business grows, we may not be able to obtain ingredients in sufficient quantities to meet the demand for our products.
Our ability to meet demand for our products and increase our net sales depends in part on our ability to arrange for the purchase of sufficient quantities of ingredients that meet our quality control and pricing requirements. We do not have long-term contracts with our suppliers, any of which could discontinue their relationship with us or seek to modify their commercial terms with us. Further, certain of the ingredients used in our products, including poultry and dairy products, are considered food commodities that are subject to fluctuations in pricing and availability. We are not assured of continued supply or current pricing of ingredients.
Events that adversely affect our suppliers could impair our ability to obtain the ingredients necessary to meet demand. Such events could include facilities disruptions, food disease, contamination, financial hardships, or work stoppages, as well as natural disasters or other catastrophic occurrences. We continuously seek alternative sources of ingredients to use in our products, but we may not be successful in these efforts. If we need to replace an existing supplier, there can be no assurance that supplies of ingredients will be available when required on acceptable terms, or at all, or that a new supplier would allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner, or meet our quality control standards. If we are unable to manage our supply chain effectively and ensure that our products are available to meet demand, our operating costs could increase and our net sales could decrease, which would have a material adverse impact on our operating results.
We rely on our suppliers to meet our quality standards and to supply ingredients and other products in a timely and safe manner, and in accordance with our product specifications. We have developed and implemented a series of measures to ensure the safety and quality of our third-party supplied products, including using contract specifications, certificates of identity for some products or ingredients, sample testing by suppliers, and sensory based testing. However, no safety and quality measures can eliminate the possibility that suppliers may provide us with products that are inconsistent with our specifications, below our quality standards, improperly labeled, or unsafe for consumption. If this was to occur, in addition to the risks associated with negative customer and consumer experiences, we could face the possible seizure or recall of our products, or the imposition of civil or criminal sanctions, any of which could have an adverse impact on our business.

The price of food commodities and packaging materials is volatile and may increase significantly, which would adversely affect our operating results.
We purchase large quantities of ingredients to manufacture our products, including food commodities such as poultry and dairy products. The price of these commodities is volatile and can increase significantly based on a number of factors beyond our control, including consumer demand, harvesting decisions, incidence of disease, adverse weather conditions, natural disasters, international conflicts, and public sentiment. For example, at various times in the past, there has been social and political pressure to implement changes to the supply chain for certain agricultural products, including poultry, which could result in significant increases in the cost of the affected products. In addition, we purchase and use significant quantities of cardboard, film, and plastic to package our products. The costs of these products may also fluctuate based on a number of factors beyond our control, including changes in the competitive environment, availability of substitute materials, and macroeconomic conditions. Further, as a result of Russia’s invasion of Ukraine in March 2022, the United States and other governments have implemented coordinated sanctions, seizures of assets, and export-control measure packages. These measures, and the global response to the invasion, have resulted in increased oil prices and logistics costs, and may indirectly negatively impact the prices of the food commodities we use to manufacture our products. Volatility in the prices of commodities and other supplies we purchase could significantly increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover some or all of the increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our raw material and packaging costs, if we are unable to increase our prices to fully or partially offset the increased costs, or if such price increases reduce our sales volumes, then such cost increases will adversely affect our operating results.
We will require additional financing to achieve our goals, and a failure to obtain this capital when needed may force us to change our strategic plans.
Since our inception, substantially all of our resources have been dedicated to the commercialization of our products, the development of our brand and social media presence, and the growth of our operational infrastructure. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we seek to expand our retail distribution, invest in our approach to grow our community, leverage our product development capabilities, and invest in production capacity and automation.
In light of our growth strategies, and our anticipated operating expenses, and capital expenditures, we expect to require additional financing to achieve our goals. Our future capital requirements may depend on many factors, including:

•	our historical and projected financial condition, operating results, and liquidity;

•	our ability to increase sales to new and existing customers, and the gross margins associated with those sales;

•	the loss of one or more key customers, co-manufacturers, suppliers, or other business partners;

•	expenses associated with advertising and marketing activities, including the expansion of our social media presence;

•	our ability to develop and commercialize new products, and market acceptance of those products;

•	our ability to increase shelf space for our products;

•	product pricing;

•	the impact of discounts, rebates, or promotional activity;

•	product mix;

•	expenses associated with manufacturing, distribution, and production capabilities;

•	contractual commitments and requirements for ingredients;

•	expenses associated with attracting and retaining personnel;

•	the costs associated with being a public company;

•	the amount of our indebtedness, and our ability to satisfy debt service obligations or refinance the indebtedness;

•	the timing of, and costs associated with, any acquisitions of companies or assets; and

•	the impacts and disruptions caused by the COVID-19 pandemic, or any other pandemics, epidemics, disease outbreak, or similar widespread public health concern on our business and operating results.
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional financing may be negatively impacted by a number of factors, including our limited operating history, recent and projected financial results, perceptions about the dilutive impact of financing transactions, the competitive environment in our industry, uncertainties regarding the regulatory environment in which we operate, and conditions impacting the capital markets more generally, including economic conditions, inflation, interest rates, political instability, natural disasters, incidence of illness or disease, or other events beyond our control.
In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.
If adequate funds are not available to us on a timely basis, we may be required to change our strategic plans, including by postponing product development activities, delaying investments in our manufacturing or production facilities, and reducing capital expenditures, any of which could impede our growth and prevent us from achieving our strategic objectives.
Our indebtedness, and the agreements governing such indebtedness, subject us to required debt service payments, as well as financial restrictions and operating covenants, any of which may reduce our financial flexibility and affect our ability to operate our business.
From time to time, we have financed our liquidity needs in part from borrowings made under various credit agreements. As of December 31, 2021, we owed $17.5 million under a revolving line of credit, which includes amounts related to a capital expenditure line of credit. Our credit agreements contain certain financial restrictions, operating covenants, and debt service requirements. Our failure to comply with obligations under these credit agreements, or inability to make required debt service payments, could result in an event of default under the agreements. A default, if not cured or waived, could permit a lender to accelerate payment of the loan, which could have a material adverse effect on our business, operations, financial condition, and liquidity. Further, if our debt is accelerated, we cannot be certain that funds will be available to pay the debt or that we will have the ability to refinance the debt on terms satisfactory to us or at all. If we are unable to repay or refinance the accelerated debt, we could become insolvent and seek to file for bankruptcy protection, which would have a material adverse impact on our financial condition.
In addition, the covenants in our credit agreements could limit our ability to engage in transactions that would be in our best interest, or otherwise respond to changing business and economic conditions, and may therefore have a material impact on our business. For example, our borrowings will require debt service payments, which could require us to divert funds identified for other purposes, such as capital expenditures, to such debt service payments. Further, if we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance the debt, dispose of our assets, or reduce or delay expenditures. Alternatively, we may be required to issue equity to obtain necessary funds, which would be dilutive to our stockholders. We cannot ensure that we would be able to take any of these actions on a timely basis or at all.

Our current or future level of indebtedness could affect our operations in several ways, including the following:

•
the covenants contained in current or future agreements governing outstanding indebtedness may limit our ability to borrow additional funds, refinance debt, dispose of assets, and make certain investments;

•	debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

•	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

•
a significant level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and

•	a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or other purposes.
For additional information refer to the section entitled “
Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources
,” as well as Note 8 to our audited financial statements included elsewhere in this Annual Report.
Our quarterly results may fluctuate significantly,
and period-to-period comparisons
of our results may not be meaningful.
Our quarterly results, including our net sales, operating expenses, operating margins, and profitability, may fluctuate significantly in the future, and period-to-period comparisons
of our results may not be meaningful. Accordingly, the results of any one quarter should not be viewed as a prediction or indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business.
Food-borne illnesses or other food safety incidents, or advertising or product mislabeling, may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs, and reducing demand for our product offerings.
Selling food for human consumption involves legal and other inherent risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury, or death related to allergens, food-borne illnesses or other food safety incidents (including food tampering or contamination) caused by products we sell, or involving our co-manufacturers
or suppliers, could result in the discontinuance of sales of these products, or of our relationships with such co-manufacturers
or suppliers, or otherwise result in increased operating costs, regulatory enforcement actions, or harm to our reputation. Shipment of adulterated or mislabeled products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence, or other lawsuits, including consumer class action lawsuits or lawsuits brought by states’ attorneys general or other consumer protection agencies. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which could materially harm our liquidity.
The occurrence of food-borne illnesses or other food safety incidents could also adversely impact the availability of affected ingredients, which could result in higher costs, disruptions in supply, and loss of sales. Further, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our customers, our co-manufacturers,
or our suppliers to conduct a recall in accordance with the FDA or U.S. Department of Agriculture (“USDA”) regulations, or comparable laws in other jurisdictions where our products may be sold. Food recalls could result in significant losses due to their costs, destruction of product inventory, loss of sales, adverse impact on our brand and reputation, potential loss of existing co-manufacturers,
suppliers or customers, and potential negative impact on our ability to attract new customers. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits.

In addition, food companies have been subject to targeted, large-scale product tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products, as well as product substitution. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, operating results, and financial condition.
Our brand and reputation may be diminished due to real or perceived quality or food safety issues with our products, which could have an adverse effect on our business, operating results and financial condition.
We believe our customers and consumers rely on us to provide them with high-quality, nutrient-dense products. Therefore, real or perceived quality or food safety concerns, or failures to comply with applicable food regulations and requirements, whether or not based on fact, and whether or not involving us or our co-manufacturers
or suppliers, could cause negative publicity and reduced confidence in our brand or products, which could have a material adverse effect on our business, operating results, and financial condition. Although we believe we have an appropriate quality control process, there can be no assurance that our products will always comply with the standards we set for our products or applicable food regulations. In addition, while we seek to impose quality control requirements on our co-manufacturers,
we cannot guarantee that the products they produce for us will comply with our standards or applicable regulations.
We have no control over our products once purchased by consumers. Accordingly, consumers may store or prepare our products in a manner that is inconsistent with our directions or store our products for longer than approved periods of time, which may adversely affect the quality and safety of our products. If consumers do not perceive our products to be safe or of high quality, then the value of our brand would be diminished, and we could experience a reduction in product sales, either of which would have an adverse impact on our business.
Any loss of confidence on the part of customers or consumers in the ingredients used in our products, the claims we make about our products, or the safety and quality of our products, would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our position in the market as an H&W brand within the frozen food category and may significantly reduce our brand value.
If we fail to grow the value and enhance the visibility of our brand, our business could suffer.
While we believe we have a strong brand reputation, a key component of our growth strategy involves growing the value and enhancing the visibility of our “Realgood Foods Co.” brand. Our ability to maintain, position and enhance our brand will depend on a number of factors, including the market acceptance of our current and future product offerings, the nutritional content of our products, food quality and safety, quality assurance, our advertising and marketing efforts, and our ability to build relationships with customers and consumers. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is often based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, co-manufacturers,
suppliers, or consumers, could significantly reduce the value of our brand and harm our business.
Our success depends in part on the effectiveness of our digital marketing strategy and the expansion of our social media presence, but there are risks associated with these efforts.
Our digital marketing strategy is integral to our business, as well as to the achievement of our growth strategies. Maintaining, positioning, and enhancing our brand will depend in part on the success of our marketing efforts. As part of these efforts, we rely on social media and other digital marketing to retain customers, attract new customers and consumers to our brand, and enhance the overall visibility of our brand in the market. However, there are a variety of risks associated with these efforts, including the potential for negative comments about or incidents involving us, whether or not accurate, as well as the potential for the improper disclosure of proprietary information about us or consumers. In addition, there is a risk of the U.S. Federal Trade Commission (“FTC”), or other government agency, or other litigation claiming that our marketing does not meet applicable legal requirements or guidance, is not truthful, is misleading, or is deceptive to consumers. Further, the growing use of social and digital media may increase the speed and extent that information, or misinformation, and opinions about us and our products can be shared. For example, many social media platforms immediately publish content created or uploaded by their participants, often without filters or checks regarding the accuracy of the content posted. Negative publicity about us, our brand or our products on social or digital media could seriously damage our brand and reputation, as well as our significant social media presence. In addition, the misuse of social media and digital marketing vehicles by us, our employees, customers, consumers, social media influencers, or business partners could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation. If we do not maintain and enhance the favorable perception of our brand, we may not be able to increase product sales, which could prevent us from achieving our strategic objectives.
Our reliance on third-party warehousing and logistics companies is subject to risks, which could negatively impact our operating results.
We currently rely upon third-party warehousing and logistics companies for our product shipments. Our utilization of these services is subject to a number of risks, including facility disruptions, equipment failures, space constraints, appointment availability, work stoppages, adverse weather conditions, and natural disasters, any of which could result in delays in the delivery of our products to customers, which could result in the loss of sales or liability under our customer agreements. In addition, factors such as competitive pressures, increasing wage rates, and rising fuel costs could result in changes to existing commercial arrangements with such warehousing or logistics companies that could negatively impact our operating results. Further, we periodically change warehousing or logistics companies, which could result in logistical difficulties that could adversely affect deliveries. Moreover, if we were to change business partners, we may not be able to obtain favorable commercial terms, which could adversely affect our operating results.
We rely on certain industry forecasts for purposes of planning and making certain estimates.
Market opportunity estimates and growth forecasts are subject to significant uncertainty and may be based on underlying data from sources not under our control. Assumptions we incorporate into certain of these estimates is based, in part, on independent industry publications and other publicly available information, which we rely on in this process. While our estimates of market opportunity and expected growth are made in good faith and based on assumptions we believe to be reasonable in light of currently available information, these estimates may not prove to be accurate. While we believe that information obtained from external sources are useful measures for which to base certain of our assumption on, there is no guarantee that the our industry will perform in accordance with these assumptions in future periods.
Our current net sales growth rate may slow over time and may not be indicative of future performance.
Although our business has grown rapidly since we commenced commercial sales in 2016, our historical net sales growth should not be considered to be indicative of our future performance. In future periods, our net sales growth may slow or our net sales could decline due to a number of factors, including changing consumer preferences, increased competition, reduced market growth, reduced demand for our products, failure to commercialize new products, failure to acquire new customers or consumers, and inability to capitalize on growth opportunities. If we fail to achieve net sales growth rates in line with our forecasts, it would have a negative impact on our operating results and could prevent us from achieving our strategic objectives.
Any failure to adequately store, maintain and deliver our products could materially adversely affect our business, reputation, financial condition, and operating results.
Our ability to adequately store, maintain, and deliver our products is critical to our business. Keeping our food products frozen at specific temperatures maintains food safety. In the event of extended power outages, labor disruptions, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our third-party warehouses or delivery trucks, or other circumstances, our inability to store inventory at freezing temperatures could result in significant product inventory losses, as well as increased risk of food-borne illnesses and other food safety incidents. Improper handling or storage of food by a customer, without any involvement or fault of ours or our retail customers, could result in food-borne illnesses, which could result in negative publicity and harm to our brand and reputation. Further, we contract with third-party warehousing and logistics companies to conduct certain processes and operations on our behalf. Any failure by these business partners to adequately store, maintain, or transport our products could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, reputation, financial condition, and operating results.
Failure to retain our senior management may adversely affect our operations.
Our success and future growth depend in part on the continued services of our senior management, including Bryan Freeman, our Executive Chairman, Gerard G. Law, our Chief Executive Officer, and Akshay Jagdale, our Chief Financial Officer. These executives are responsible for determining the strategic direction of our business and executing our growth strategy. They are also critical to our ability to attract and retain employees, including additional skilled management personnel. From time to time, there may be changes in our senior management personnel or other key employees resulting from the hiring or departure of these personnel, which may disrupt our business. Our executive officers and other key employees are generally employed on an at-will
basis, which means that these personnel could terminate their employment with us at any time. The loss of the services of any of these personnel could have a material adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by employees, customers, investors or business partners, which could harm our reputation. Further, we do not currently carry key-person
life insurance for our senior management personnel.
Our corporate culture has contributed to our success and, if we cannot maintain this culture as we grow, we could lose the creativity, teamwork, focus, and innovation fostered by our culture.
Our corporate culture focuses on trust and respect, relentless product innovation and improvement, as well as transparency, accountability, and ownership. We believe that our culture has been and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve, we may be unable to foster the creativity, teamwork, focus, and innovation we believe we need to support our growth. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel, effectively drive product innovation, and achieve our strategic objectives. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.
If we are unable to attract, train, and retain employees, our business may be adversely impacted.
Our ability to execute our growth plan and achieve our strategic objectives depends in part upon our ability to attract, train, and retain a sufficient number of qualified employees (including contract employees hired through professional employer organizations (“PEOs”)) who can manage our business, oversee our manufacturing operations, and establish credibility with our customers, co-manufacturers,
suppliers, and other business partners. In particular, in order to increase our manufacturing and production capabilities, it will be critical for us to substantially increase the number of employees within our manufacturing operations. However, competition for qualified employees (including contract employees) is intense within our industry and the geographic regions in which we operate, and we and our co-manufacturers
have experienced challenges hiring and retaining employees as a result of a number of factors, including upward pressure on wages, the increased mobility of the workforce, and the impacts of the
COVID-19
pandemic. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives.

Substantially all of the employees within our warehouse and production functions are employed by professional employer organizations, which exposes us to certain risks that could adversely affect our business.
We contract with several PEOs that administer our human resources, payroll, and employee benefits functions for substantially all of our warehouse and production employees, which we sometimes refer to as contract employees. Our PEOs recruit and select these contract employees to fulfill our hiring needs, and each of these employees is an employee-of-record
of the relevant PEO. As a result, these contract employees are compensated through the relevant PEO, are governed by the work policies created by such PEO, and receive their annual wage statements and other payroll- or labor-related reports from such PEO. This relationship permits our management to focus on operations and profitability rather than payroll administration, but it also exposes us to certain risks. For example, if a PEO fails to adequately withhold or pay employer taxes, or to comply with other laws, we may be liable for such violations, and any applicable indemnification provisions with a PEO may not be sufficient to insulate us from those liabilities. Any legal or administrative proceedings related to matters of employment tax, labor law and other laws applicable to arrangements we have with our PEOs could distract management from operating our business and cause us to incur significant expenses, either of which could adversely affect our business. In addition, our PEOs have experienced challenges attracting and retaining employees, which has limited their ability to provide us with access to the number of contract employees we require to achieve our strategic objectives.
Any disruption at one of our facilities could adversely affect our business and operating results.
Our corporate offices are located in Cherry Hill, New Jersey, and our primary manufacturing facility is located in City of Industry, California. We take precautions to safeguard our facilities, including by acquiring insurance, adopting health and safety protocols, and utilizing off-site
storage of computer data. However, vandalism, power outages, terrorism or a natural disaster, such as an earthquake, fire, flood, hurricane, tsunami, or other catastrophic event, could damage or destroy our facilities and inventories, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. If our manufacturing equipment or inventories were to be damaged, we may be unable to meet our contractual obligations to customers or demand for our products, and we may not be able to predict when we could repair the equipment or replace the inventory, which could have a material adverse impact on our operating results. Further, our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business.
Climate change may negatively affect our business and operations.
There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability of, or increased pricing for, certain ingredients that are necessary for the manufacturing of our products. In particular, we rely heavily on the use of certain food commodities in our products, including poultry and dairy products, and climate change could exacerbate pricing volatility associated with these products, particularly with regards to impacts on farming operations. Any factors that result in decreased availability of poultry or dairy products, including as a result of changes in consumer demand, incidence of disease, adverse weather conditions, governmental regulations, or public sentiment, could result in a significant increase in the price of these products, which could have a material adverse impact on our operating results.

Claims, legal proceedings, and other disputes could divert our management’s attention, have a negative impact on our reputation, expose us to significant liabilities, and make it more difficult to obtain insurance coverage.
From time to time, we may be party to various claims, legal proceedings, and other disputes. We evaluate these matters to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.
Even when not merited, the defense of legal proceedings may divert our management’s attention, and we may incur significant expenses in defending these matters. The results of legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these proceedings may result in adverse monetary damages, penalties, or injunctive relief against us, which could have a material adverse effect on our operating results, financial condition, and liquidity. Any legal proceedings or other disputes, even if fully indemnified or insured, could have a negative impact on our reputation, and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Further, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions and caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and amount of our recovery.
Risks Related to Our Structure
Our ability to pay taxes and expenses, including payments under the Tax Receivable Agreement, may be limited by our structure.
The Company’s principal asset is a controlling equity interest in Real Good Foods, LLC (“RGF”). As such, the Company is not expected to have any independent means of generating income. RGF is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of RGF’s units, including the Company, as a holder of Class A units of RGF. Accordingly, the Company will incur income taxes on its allocable share of any net taxable income of RGF and incur expenses related to our operations. Under the Tax Receivable Agreement, we will be required to pay certain holders of Class B units of RGF for certain tax benefits we may claim, and we expect that the payments we will be required to make will be substantial. Pursuant to the Tax Receivable Agreement, RGF will make cash distributions to the holders of RGF’s units in an amount intended to be sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of cumulative taxable losses of RGF that is allocated to them, to the extent previous tax distributions from RGF have been insufficient. In addition, if we do not have sufficient funds for liabilities incurred under this agreement, we may need to borrow funds, which could have a material adverse impact on our business, operating results, financial condition, and liquidity. To the extent we are unable to make payments under the Tax Receivable Agreement for three months resulting in a default, such unpaid amounts generally will be deferred and will accrue interest at a rate equal to the Secured Overnight Financing Rate, as reported by the Wall Street Journal (“SOFR”) (or 0.25%, if greater), plus 500 basis points, until paid by us.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the Internal Revenue Service (“IRS”) to challenge our existing tax basis, a tax basis increase or other tax attributes subject to the Tax Receivable Agreement, if any, or if subsequent disallowance of tax basis or other benefits were so determined by the IRS, we would not be reimbursed for any payments previously made under the Tax Receivable Agreement (although we would reduce future amounts otherwise payable under the Tax Receivable Agreement). In addition, the actual state or local tax savings we realize may be different than the amount of such tax savings we are deemed to realize under the Tax

Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the tax attributes subject to the Tax Receivable Agreement. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the attributes to which the Tax Receivable Agreement relate.
We will not be reimbursed for any payments made to our existing investors under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
If the IRS challenges the tax basis that give rise to payments under the Tax Receivable Agreement and the tax basis is subsequently disallowed, the recipients of payments under that agreement will not reimburse us for any payments we previously made to them. Instead, any such disallowance would be taken into account in determining future payments under the Tax Receivable Agreement and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis are disallowed, our payments under the Tax Receivable Agreement could exceed our actual tax savings, and we may not be able to recoup payments under the Tax Receivable Agreement that were calculated on the assumption that the disallowed tax savings were available.
We are controlled by holders of our Class B common stock, whose interests may differ from those of our public stockholders.
Members of RGF holding Class B common stock in the Company and Class B units in RGF (our owners prior to the consummation of our public offering, the “Members”), in the aggregate, controlled approximately 76% of the combined voting power of the Company’s Class A common stock and Class B common stock immediately following our initial public offering, which has remained unchanged as of December 31, 2021 As a result, based on their ownership of our voting stock, such Members collectively have the ability to exert significant influence over our management and affairs. In addition, these Members are able to determine the outcome of matters requiring stockholder approval, and are able to cause or prevent a change in the composition of the Company’s board of directors or a change of control of our Company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our Company and might ultimately affect the trading price of Class A common stock.
In addition, as of December 31, 2021, the Members held 76% of RGF’s units, taking into account the Class A units and Class B units together. Because they hold their ownership interest in our business through RGF in addition as well as through the public company, they may have conflicting interests with the Company’s public stockholders.
To illustrate this point, certain of our Members may have different tax positions from the Company, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new indebtedness or refinance existing indebtedness, especially in light of the existing Tax Receivable Agreement, which confers certain tax benefits to the Members. As such, the structuring of future transactions may take into consideration the Members’ tax or other considerations even where no similar benefit would accrue to us. For additional information, refer to the Note 11, Related-Party Transactions, to the consolidated financial statements within this Annual report on Form
10-K.
Risks Related to Our Regulatory Environment
Our operations are subject to regulation by the FDA, USDA, and other federal, state, and local authorities in the U.S., and in any other jurisdictions in which we may sell our products, and there is no assurance that we will be in compliance with all laws and regulations.
Our operations are subject to extensive regulation by the FDA, USDA, and other federal, state, and local authorities in the U.S. and in any other jurisdictions in which we may sell our products. Specifically, for products manufactured or sold in the U.S., we are subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, nutritional value, composition and ingredients, packaging, labeling, and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices (“GMPs”), and supplier verification requirements. Our processing facilities, including those of our co-manufacturers,
are subject to periodic inspection by foreign, federal, state, and local authorities. We do not control the manufacturing processes of, and rely upon our co-manufacturers
for compliance with, GMPs for the manufacturing of our products that they conduct. If we or our co-manufacturers
cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA, USDA, or other regulatory authorities, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, result in our co-manufacturers’
inability to continue manufacturing for us, or result in a recall of our product, that have already been distributed. In addition, we rely upon our co-manufacturers
to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA, USDA, or another regulatory authority determines that we or our co-manufacturers,
suppliers, or other business partners have not complied with applicable regulatory requirements, our business may be adversely impacted.
We seek to comply with applicable laws and regulations through expert personnel with experience to ensure quality-assurance compliance and contracting with third-party laboratories that conduct analyses of new products to establish nutrition labeling information and to help identify certain potential contaminants before distribution. Our existing compliance structures may be insufficient to address the current or changing regulatory environment. This may result in gaps in compliance coverage or the omission of necessary new compliance activity. Failure by us or our co-manufacturers
to comply with applicable laws and regulations, or maintain permits, licenses, or registrations relating to our or their operations, could subject us to civil remedies or penalties, including fines, injunctions, product recalls, warning letters, or restrictions on the marketing or manufacturing of products, as well as potential criminal sanctions, any of which could result in increased operating costs and reputational harm. In addition, changes to laws, regulations, or policies applicable to foods could leave us vulnerable to adverse governmental action and materially adversely affect our business, operating results, and financial condition.
The manufacture, labeling, distribution, and marketing of food products is highly regulated, and any changes in existing laws or regulations, or failure to comply with such laws and regulations, could increase our costs and otherwise adversely affect our business.
The manufacture and marketing of food products is highly regulated. We, our co-manufacturers,
and our suppliers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality, and safety of our products, as well as the health and safety of our employees and the protection of the environment.
In the U.S., we are subject to regulation by various governmental agencies, including the FDA, USDA, FTC, Occupational Safety and Health Administration, and Environmental Protection Agency, as well as various state and local agencies. For example, California currently enforces legislation commonly referred to as “Proposition 65” that requires that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. We may be adversely impacted by litigation or other actions relating to Proposition 65 or future legislation that is similar. We are also regulated outside the U.S. by various international regulatory bodies. In addition, we are subject to certain standards, such as Global Food Safety Initiative standards. We could incur costs, including fines, penalties, and third-party claims, because of any actual or alleged violations of such requirements.
We are subject to detailed and complex requirements for how our products may be labeled and advertised, which may also be supplemented by guidance from governmental agencies. Generally speaking, these requirements divide information into mandatory information that we must present to consumers and voluntary information that we may present to consumers. Packaging, labeling, disclosure, and advertising regulations may describe what mandatory information must be provided to consumers, where and how that information is to be displayed physically on our products or elsewhere, the terms, words or phrases in which it must be disclosed, and the penalties for non-compliance.
Voluntary statements made by us or by certain third parties, whether on package labels or otherwise, can be subject to FDA regulation, FTC regulation, USDA regulation, state and local regulation, foreign regulation, or any combination of the foregoing. These statements may be subject to specific requirements, subjective regulatory evaluation, and legal challenges by plaintiffs. These regulations can be confusing and subject to conflicting interpretations. Guidelines, standards and market practice for, and consumer understanding of, certain types of voluntary statements, such as those characterizing the nutritional and other attributes of food products, continue to evolve rapidly, and regulators may attempt to impose civil or criminal penalties against us if they disagree with our approach to using voluntary statements. Governmental entities, including the FDA and USDA, may disagree with our use of “low carbohydrate” claims on our website, may determine such claims are impermissible, and may determine that our website’s general use of the terms “high in protein,” “grain-free,” and “gluten-free” for our products generally, rather than for the specific products to which they apply, requires revisions to our website and related enforcement actions. Furthermore, in recent years the FDA has increased enforcement of its regulations with respect to nutritional, health, and other claims related to food products, and plaintiffs have commenced legal actions against a number of companies that market food products positioned as “natural” or “healthy,” asserting false, misleading and deceptive advertising and labeling claims, including claims related to such food being “all natural” or claiming that they lack any genetically modified ingredients. We have been subject to at least one such claim, and could become subject to future similar claims and lawsuits. Should we become subject to additional similar claims or actions, consumers may avoid purchasing products from us or seek alternatives and our management may have to devote significant time in the defense of such claims, even if the basis for any such claim is unfounded, and the cost of defending against any such claims could be significant. If the basis for any claim is founded, we may update our packaging labels and materials, which would require us to incur significant cost. The occurrence of any of the foregoing risks could materially adversely affect our business, operating results, and financial condition.
The regulatory environment in which we operate could change significantly and adversely in the future. For example, any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. Any changes in existing laws or regulations, the adoption of new laws or regulations, or evolving interpretations of existing laws or regulations, could increase our costs and, in the event of non-compliance,
result in civil remedies, including fines, injunctions, or product recalls, as well as potential criminal sanctions, any of which may adversely affect our business, reputation, operating results, and financial condition.
Inadvertent,
non-negligent
or unknowing violations of federal, state, or local regulatory requirements could expose us to adverse governmental action and materially adversely affect our business, operating results, and financial condition.
The FDCA, which governs the shipment of foods in interstate commerce, generally does not distinguish between intentional and unknowing, non-negligent
violations of the law’s requirements. Most state and local laws operate similarly. Consequently, almost any deviation from subjective or objective requirements of the FDCA, or applicable state or local laws, leaves us vulnerable to a variety of civil and criminal penalties. Failure to comply with laws and regulations could materially adversely affect our business, operating results, and financial condition.

Failure by our
co-manufacturers
or suppliers of ingredients to comply with food safety laws, or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.
If our
co-manufacturers
or suppliers fail to comply with food safety laws, or other laws and regulations, or face allegations of non-compliance,
their operations may be disrupted. Additionally, our
co-manufacturers
are required to maintain the quality of our products and comply with our product specifications. In the event of actual or alleged non-compliance,
we may be forced to find alternative
co-manufacturers
or suppliers and we may be subject to lawsuits or other disputes related to such non-compliance
by our
co-manufacturers
and suppliers. As a result, our finished products or supply of ingredients could be disrupted, or our costs could increase, either of which would adversely affect our operating results. The failure of our co-manufacturers
to produce products that conform to our quality standards or product specifications could adversely affect our reputation, and result in product recalls, product liability claims, and reduced product sales. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of ingredients or product inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business.
In some instances we may be responsible or held liable for the activities and compliance of our co-manufacturers
and suppliers, despite having limited visibility into their operations. Although we seek to appropriately select our co-manufacturers
and suppliers, they may fail to adhere to regulatory standards, our safety and quality standards, our product specifications, or labor and employment practices, and we may fail to identify deficiencies or violations.
We are subject to international laws and regulations that could adversely affect our business.
We are currently subject to international laws and regulations where we manufacture our products, and to the extent we commence selling and distributing our products internationally, we will become subject to additional laws and regulations. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising, and distribution of these products. If regulators determine that the labeling or composition of any of our products is not in compliance with applicable laws or regulations, or if we or our co-manufacturers
otherwise fail to comply with applicable laws and regulations, we could be subject to civil remedies or penalties, such as fines, injunctions, product recalls, warning letters, restrictions on the marketing or manufacturing of the products, as well as potential criminal sanctions, which would harm our business, operating results, financial condition, and reputation. In addition, enforcement of existing laws and regulations, and changes to existing legal or regulatory requirements, may result in increased compliance costs that could adversely affect our business.
Legal claims, government investigations or other regulatory enforcement actions could subject us to civil and criminal penalties.
We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims, government investigations, or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees (including our employees that are employed through our PEOs), consultants, or independent contractors will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations of laws and regulations. Legal claims, government investigations, or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition, and operating results.

Risks Related to Our Intellectual Property, Information Technology, and Privacy
We may not be able to protect our intellectual property and proprietary technology adequately, which may impact our commercial success.
We believe that our intellectual property and proprietary technology has substantial value and has contributed significantly to the success of our business. We rely on a combination of copyrights, trademarks, trade dress, trade secrets, and trademarks laws, as well as confidentiality agreements and other contractual restrictions, to protect our intellectual property. However, these legal means afford only limited protection and may not adequately protect our intellectual property or permit us to gain or keep any competitive advantage.
Our trademarks, including our Realgood Foods Co. logo, are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations, and other trade secrets and copyright protection to develop and maintain our competitive position. Our continued success depends in part upon our ability to protect and preserve our intellectual property.
Our confidentiality agreements with our employees, consultants, independent contractors, co-manufacturers,
and suppliers, including some of our
co-manufacturers
who use our formulations to manufacture our products, generally require that all information made known to them be kept strictly confidential. Nevertheless, trade secrets are difficult to protect. Our confidentiality agreements may not effectively prevent disclosure of our proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights against such parties. Further, some of our formulations have been developed by or with our co-manufacturers
and suppliers. As a result, we may not be able to prevent others from using similar formulations, which could adversely affect our business. In addition, we have not historically obtained confidentiality agreements or invention assignment agreements from all employees and consultants, which could impact our ability to protect our intellectual property and proprietary technology.
We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future, or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect customers’ or consumers’ perception of our brand and products. In addition, if we do not keep our trade secrets confidential, others may produce products with our recipes or formulations. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liability, force us to cease use of certain trademarks or other intellectual property, or force us to enter into licenses with others.
We rely on information technology systems and any damage to, or failure or interruption of, those systems could have a material adverse effect on our business.
We are dependent on various information technology systems, including, but not limited to, networks, applications, and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies, and loss of sales, any of which could harm our business. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances, some of which are beyond our control, including fire, natural disasters, systems failures, viruses, and security breaches. Any such failure, damage, or interruption could have a material adverse effect on our business.
Cybersecurity incidents, or real or perceived errors, failures, or bugs in our systems or other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to our confidential information or our customers’ and consumers’ personal information could negatively impact our business, our reputation and our relationships with customers.
Our continued success depends in part on our systems, applications, and software continuing to operate to meet the changing needs of our customers. We rely on our technology for substantially all aspects of our business operations. We use mobile applications, social networking, and other online activities to connect with our customers, consumers, co-manufacturers,
suppliers, and employees. Our business involves the storage and transmission of numerous classes of sensitive or confidential information and intellectual property, including customers’, consumers’, and suppliers’ information, private information about employees, and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that enhance our operations and cost structure, potentially including acquisitions, we may also be required to expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Like all technology and information systems, such use gives rise to cybersecurity risks, including security breaches, espionage, system disruption through material errors, failures, vulnerabilities, or bugs, particularly when new features or capabilities are released, theft, and inadvertent release of information. Our technology and information systems may be subject to computer viruses or malicious code, break-ins,
phishing impersonation attacks, attempts to overload our servers with denial-of-service
or other attacks, ransomware, and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays, or website or mobile app shutdowns. For example, in 2018 we were subject to a phishing attack, which resulted in an unauthorized third party accessing our servers, and we could experience similar incidents in the future, particularly as hackers utilize increasingly sophisticated measures to bypass information security systems. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. If we fail to assess and identify cybersecurity risks associated with new initiatives or acquisitions, we may become increasingly vulnerable to such risks.
In addition, we are subject to numerous federal, state, local and foreign laws, rules, and regulations relating to the collection, processing, storing, sharing, disclosure, use, and security of personal information and other data. We are also potentially subject to specific contractual requirements contained in agreements with third parties governing our use and protection of personal information and other data. We strive to comply with applicable laws, policies, legal, and contractual obligations and industry standards relating to privacy and data protection, to the extent possible. Nevertheless, such laws, regulations, and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our practices do not comply.
Several jurisdictions have passed new laws and regulations in this area that apply to us now or may apply in the future as we grow and expand, and other jurisdictions are considering imposing additional restrictions. Examples include the California Consumer Privacy Act (the “CCPA”), which came into effect on January 1, 2020, and the recently passed California Privacy Rights Act (the “CPRA”), which amends the CCPA and has many provisions that will go into effect on January 1, 2023. The CPRA will impose additional obligations on companies covered by the legislation and will significantly modify the CCPA, including through expanding consumers’ rights with respect to sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and CPRA. Further, we must also comply with laws on advertising, including the Telephone Consumer Protection Act and the Telemarketing Sales Rule and the Controlling the Assault of
Non-Solicited
Pornography and Marketing Act of 2003.
In addition to privacy and data security requirements under applicable laws, we are subject to the Payment Card Industry Data Security Standard
(“PCI-DSS”),
a self-regulatory standard that requires companies that process payment card data to implement certain data security measures. If we or our payment processors fail to comply with the
PCI-DSS,
we may incur significant fines or liability and lose access to major payment card systems. Industry groups may in the future adopt additional self-regulatory standards by which we are legally or contractually bound.
Further, if we expand into Europe, we may also face additional particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (E.U.) 2016/679 (the “GDPR”), and other data protection regulations. Among other stringent requirements, the GDPR restricts transfers of personal data outside of the E.U. to countries deemed to lack adequate privacy protections (such as the United States), unless an appropriate safeguard specified by the GDPR is implemented. Currently, there is considerable uncertainty as to how to comply with the GDPR with respect to cross-border transfers.
Any failure, or perceived failure, by us to comply with any federal, state, local, or foreign privacy or consumer protection-related laws, rules, regulations or other principles or orders to which we may be subject, or other legal obligations relating to privacy or consumer protection, could adversely affect our reputation, brand, and business, and may result in claims, investigations, proceedings, or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations or cease using certain data sets.
Risks Related to Being a Public Company
The requirements of being a public company may continue to increase our expenses, strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members and skilled employees.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing standards, as well as other applicable securities rules and regulations. The Securities and Exchange Commission (the “SEC”), Nasdaq, and other regulators continue to adopt new rules and regulations, and make changes to existing rules and regulations, that will require our compliance. Further, factors such as increased stockholder activism, the rising prominence of stockholder rights groups, the current volatile political environment, and the current high level of government intervention and regulatory reform, may lead to new laws or regulations, new interpretations of existing laws or regulations, and additional governance obligations, all of which may lead to additional compliance costs, disclosure requirements and management oversight.
Compliance with these rules and regulations may cause us to incur additional accounting, legal, and other expenses that we did not incur prior to our IPO in November 2021. We have incurred, and expect to continue to incur, costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and Nasdaq, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” We expect these rules and regulations may continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly, while also diverting management’s time and attention from executing our growth strategies.
Further, these rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers or other key employees.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant reporting obligations and regulatory oversight, and the continuous scrutiny of investors and analysts. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day
management of our business, which could harm our business, operating results and financial condition.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including:

•	presenting only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;

•	reduced disclosure about our executive compensation arrangements;

•	exemption from the requirements to hold non-binding advisory votes on executive compensation;

•	exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and

•	exemption from complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation.
We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the earliest of the last day of the fiscal year in which we have more than $1.07 billion in annual revenue, or the date we qualify as a “large accelerated filer,” with more than $700.0 million in market value of our stock held by non-affiliates
(and we have been a public company for at least 12 months and have filed one Annual Report on Form
10-K).
We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of certain reduced reporting obligations in this Annual Report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.
We cannot predict if investors will find our Class A common stock less attractive because we rely on these reduced reporting obligations. If some investors find our Class A common stock less attractive, there may be a less active trading market for our Class A common stock, which could have an adverse impact on the trading price of our Class A common stock and cause the trading price to be more volatile.
We are a “smaller reporting company,” under applicable SEC rules, and the reduced disclosure requirements applicable to smaller reporting companies may make our Class A common stock less attractive to investors. We may continue to be a smaller reporting company until the market value of our Class A common stock held by non-affiliates
is over $250.0 million, or our annual revenue are greater than $100.0 million during the most recently completed fiscal year (or if our annual revenues are less than $100.0 million during the most recently completed fiscal year and our public float is over $700.0 million).
If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure in our Annual Report on Form
10-K,
and we may take advantage of reduced disclosure obligations regarding executive compensation.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired and investors may lose confidence in our financial reporting, which could cause the trading price of our Class A common stock to decline.
Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort. We are in the process of upgrading our information technology systems and implementing additional financial and management controls, reporting systems and procedures in order to improve our control environment and comply with the public reporting requirements under the Exchange Act. Additionally, the rapid growth of our operations and our initial public offering created a need for additional resources within our accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a public company. While we have hired additional resources in the accounting and finance functions and have started implementing our ERP system, we continue to assess the sufficiency of existing personnel in response to these increasing demands and expectations, and we expect to incur significant expenses to hire additional personnel. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls, which may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.
Commencing January 1, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form
10-K
filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to expend significant resources to develop the necessary documentation and testing procedures required by Section 404. We cannot be certain that the actions we will take to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner.
Further, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first Annual Report on Form
10-K
required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not.
Any failure to maintain internal control over financial reporting could inhibit our ability to accurately report our financial condition, operating results, or liquidity. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have material weaknesses or significant deficiencies in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the trading price of our Class A common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weaknesses, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock may be volatile.
The trading prices of the securities of other newly public companies, including companies in the food industry, have historically been volatile. The trading price of our Class A common stock may be volatile and could be subject to wide fluctuations as a result of numerous factors, including:

•	actual or anticipated fluctuations in our financial condition, operating results, and liquidity;

•	any guidance we may provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	announcements of new products by us or our competitors, and competition from new or existing products;

•	market conditions or trends in the H&W industry, and in the frozen food category in particular;

•	economic conditions and trends in the geographic locations in which we operate and where our products are sold;

•	addition or loss of significant customers, co-manufacturers, suppliers or other business partners;

•	new laws or regulations applicable to our business or products, or changes to the interpretation of existing laws or regulations;

•	actual or anticipated changes in our growth rate and financial performance relative to our competitors;

•	announcements of significant acquisitions, strategic partnerships, or joint ventures by us or our competitors;

•	announcement or expectation of additional financing efforts;

•	additions or departures of executive officers or other key personnel;

•	operating results relative to the expectations of securities analysts and other market participants, and the issuance of new or updated research or reports by such parties;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	outcome of litigation, regulatory matters, enforcement actions, or other disputes that may arise;

•	the expiration of contractual lock-up agreements with our executive officers, directors, and equity holders;

•	sales of our Class A common stock, including by our executive officers, directors, or large stockholders;

•	the size of our public float and factors impacting the trading volume of our Class A common stock;

•	the impacts and disruptions caused by the COVID-19 pandemic, or any other pandemics, epidemics, disease outbreak, or similar widespread public health concern on our business and operating results; and

•	general economic, industry, and market conditions.
The trading price of our Class A common stock may also fluctuate as a result of the other risks and uncertainties described elsewhere in this Annual Report, and other factors beyond our control.

In the past, companies that have experienced volatility in the trading of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
Our stock is thinly traded and as such may not support active, robust trading
Shares of our Class A common stock trade within a narrow range of trading volume, being of limited issue, and as such may not have sufficient liquidity for large volume trading. This may limit the amount of shares investors can acquire or sell in a given trading session or within a short period of time.
Substantial future sales of our Class A common stock, or the perception in the public markets that these sales may occur, could cause our share price to fall.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our Class A common stock intend to sell shares, could reduce the trading price of our Class A common stock. As of December 31, 2021 we had 6,169,885 shares of our Class A common stock outstanding and 19,577,681 authorized but unissued shares of our Class A common stock that would be issuable upon redemption or exchange of Class B units.
Subject to the restrictions set forth in the
lock-up
agreements entered into by each of our directors in connection with our IPO, our officers and the Members who convert their Class B common stock to Class A common stock may be freely sell shares of our Class A common stock in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates.
We have entered into the Registration Rights Agreement with certain of the Members, pursuant to which the shares of Class A common stock issued upon redemption or exchange of Class B units held by such Members will be eligible for resale, subject to certain requirements and limitations set forth therein. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
Future sales and issuances of our Class A common stock, or securities convertible into or exercisable for our Class A common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the trading price of our Class A common stock to decline.
We may issue additional securities, or securities convertible into our Class A common stock, in a manner we determine from time to time, including securities pursuant our equity incentive plans. If we sell shares of our Class A common stock, or securities convertible into or exercisable for our Class A common stock, in subsequent transactions, or if shares of our Class A common stock are issued pursuant to our equity incentive plans, investors may be materially diluted. In addition, new investors in such subsequent transactions could receive securities with rights senior to those of holders of our Class A common stock.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and cause the trading price of our Class A common stock to decline.
Our Certificate of Incorporation and our amended and restated bylaws (“Bylaws”) contain provisions that could delay or prevent a change of control of our Company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;

•	authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay a change of control;

•	prohibiting cumulative voting in the election of directors;

•	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•
prohibiting the adoption, amendment or repeal of our Bylaws or the repeal of the provisions of our Certificate of Incorporation regarding the election and removal of directors without the required approval of at least
66-2/3%
of the shares entitled to vote at an election of directors;

•	prohibiting stockholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	requiring advance notification of stockholder nominations and proposals.
These provisions may interfere with attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) govern us.
These and other provisions in our Certificate of Incorporation and Bylaws and under the DGCL could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our Class A common stock, and result in the trading price of our Class A common stock being lower than it would be without these provisions.
If securities or industry analysts do not initiate coverage over us, ceases coverage of us, or issues an adverse or misleading opinion regarding us or our business, the trading price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about our business. If one or more of these analysts does not initiate coverage over us, ceases coverage of us, or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price and trading volume of our Class A common stock to decline. Moreover, if any of the analysts who cover us issues an adverse or misleading opinion regarding our business, or our stock performance, or if our operating results fail to meet the expectations of analysts or the investor community, one or more of the analysts who cover us may change their recommendations regarding our business, and the trading price of our Class A common stock could decline.
We have not paid dividends in the past and have no current plans to pay dividends in the future, and any return on investment may be limited to the value of our Class A common stock.
We do not anticipate paying cash dividends in the foreseeable future. In addition to certain restrictions related to our debt covenants, the payment of dividends will depend on our earnings, capital requirements, financial condition, indebtedness and other factors our board of directors may deem relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if you sell our Class A common stock after our stock price appreciates above the price at which you acquired such shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters, located in Cherry Hill, New Jersey and consisting of approximately 5,800 square feet of office space, is subject to a lease agreement that expires in October 2026, subject to an option to extend the term of the lease for a successive five-year period.
We also manufacture our products at our City of Industry Facility in California, which is a 45,000 square foot facility that we lease, that expires on June 30, 2024, with an option to extend the lease for a successive five-year period.
In addition to our principal executive office and food manufacturing facility, we lease a 19,500 square foot industrial building in La Verne, California, which we use as a warehouse for packaging and distributing our products, as well as for office and administrative purposes. This lease expires on March 31, 2026, with an option to extend the lease for a successive five-year period.
On October 4, 2021, we entered into a lease agreement for our Bolingbrook Facility, which is an 81,406 square foot industrial warehouse in Bolingbrook, Illinois to be used for food manufacturing and assembly, warehousing, and distribution. This lease will commence on January 1, 2022, and will expire on April 1, 2029, with two options to extend the lease for successive five-year periods.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings and other disputes arising from or related to matters incident to the ordinary course of our business activities. Although the results of such legal proceedings and other disputes cannot be predicted with certainty, we believe that we are not currently a party to any matters which, if determined adversely to us, individually or in the aggregate, would have a material adverse effect on our business, operating results, financial condition, or prospects. However, regardless of the merit of any matters raised or the ultimate outcome, legal proceedings and other disputes may generally have an adverse impact on us as a result of defense and settlement costs, diversion of management resources, and other factors.
See also “Item 1A. Risk Factors” and Note 12 to our Consolidated Financial Statements for a discussion of certain legal proceedings involving the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our registration statement on Form
S-1,
as amended (File
No. 333-260204),
was declared effective November 4, 2021. On November 9, 2021, we completed the initial public offering (“IPO”) of 5,333,333 shares of Class A common at a price to the public of $12.00 per share. The proceeds we received in connection with the offering were approximately $59.5 million, after deducting underwriting fees and commissions and before offering fees of $3.9 million. There has been no material change in the use of proceeds from the IPO as described in our final prospectus filed with the SEC on November 8, 2021 pursuant to Rule 424(b)(4).

Immediately following the consummation of the IPO we issued 19,577,681 Class B common stock which represented 76% of the voting interest and none of the economic interest in RGF. Shares of Class A and Class B common stock have identical economic rights, however, Class B common
stock convey no controlling interest in the Company.
During the fiscal year ended December 31, 2021, we did not sell any unregistered securities nor did we purchase any of our equity securities. On November 9, 2021, we issued 836,552 Class A common shares and 2,809,281 Class B common shares to various Fidelity investment funds in connection with the conversion of our convertible promissory notes, related to a note purchase agreement we entered into during May 2021. As a result of the conversion the outstanding debt related to this agreement was satisfied in full.
Holders of Record
The number of stockholders of record of our Class A common stock as of March 25, 2022 was eight. This number excludes beneficial owners and stockholders whose stock is held in nominee or street name.
Dividend Policy
Since the inception of our Company, we have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our Class A common stock. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors in accordance with applicable laws and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our Board of Directors deems relevant. Our ability to pay dividends in the future may also be limited by covenants of any future outstanding indebtedness we incur.
Issuer Purchases of Equity Securities
None.
ITEM 6.
[RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto included as part of this Annual Report on Form 10-K. Our MD&A is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. Our future results could differ materially from our historical performance as a result of various factors such as those discussed in Part I, Item 1A of this Form
10-K
under the heading “Risk Factors” and in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
This section and other parts of this Annual Report on
Form 10-K (“Form 10-K”) contain
forward-looking statements are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events and are therefore subject to risks and uncertainties which could cause actual results to differ materially from the future results expressed or implied by the forward-looking statements. All statements other than statements of historical facts included herein, may be forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “plans,” “believes,” “expects,” “intends,” “will,” “should,” “could,” “would,” “may,” “anticipates,” “might” or similar words or phrases, are forward- looking statements. These forward-looking statements are not guarantees of future financial performance. Such forward-looking statements involve known and unknown risks and uncertainties that could significantly affect expected results and are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements.
The forward-looking statements included in this Form
10-K
are made only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. For additional information, refer to the section entitled “Cautionary Note Regarding Forward Looking Statements.”
Overview of our Business
We are a frozen food company that develops, markets, and manufactures foods that are designed to be high in protein, low in sugar, gluten and grain- free. We, along with our co-manufacturers,
produce breakfast sandwiches, entrées, and other products, which are primarily sold in the U.S. frozen food category, excluding frozen and refrigerated meat. Our customers include retailers, which primarily sell their products through natural and conventional grocery, drug, club, and mass merchandise stores throughout the United States. We also sell our products through our
e-commerce
channel, which includes
direct-to-consumer
sales through our website, as well as sales through our retail customers’ online platforms.
Since our inception, we have focused on creating health and wellness (“H&W”) products for the frozen food aisle, where we believe H&W brands are underrepresented compared to other categories. We compete in multiple large subcategories within the U.S. frozen food category, including frozen entrée and breakfast, which we consider our two core, strategic growth subcategories. Currently, we sell comfort foods such as our bacon wrapped stuffed chicken, chicken enchiladas, grain-free cheesy bread breakfast sandwiches, and various entrée bowls. All of our products are prepared with our proprietary ingredient systems and recipes, allowing us to provide consumers with delicious meals designed to be high in protein, low in sugar, and gluten and grain free.
On November 4, 2021, Real Good Foods, LLC (“RGF”), the successor to The Real Good Food Company LLC (the “Predecessor”), underwent a reorganization whereby the RGF become a subsidiary of The Real Good Food Company, Inc (the “Company”). The Real Good Food Company, Inc. completed an initial public offering

(“IPO”) on November 9, 2021, in which it issued and sold shares of its class A common stock, $0.0001 par value per share, at an offering price of $12.00 per share. For periods subsequent to November 4, 2021, any references to the Company shall imply The Real Good Food Company, Inc., and its consolidated subsidiary.
Trends and Other Factors Affecting our Business
We compete within the $179 billion U.S. health and wellness (“H&W”) industry, as measured by SPINS, LLC, an independent industry and research organization (“SPINS”), during the 52 weeks ended December 26, 2021. Our results are impacted by economic and consumer trends, and changes in the food industry market dynamics, such as sourcing and supply chain challenges. Changes in trends in consumer buying patterns may impact the results of our operations. In recent years, there has been an increased focus on healthy eating and an increase in focus on natural, organic and specialty foods. We have benefited from this trend, as well as from the increase in in-home
consumption as a result of the
COVID-19
pandemic (the “Pandemic”). However, consumer spending may shift to the food-away-from-home industry, as the impact of the Pandemic subsides. We believe the trend in in-home
consumption positively affected our sales, given the increase in demand of our retail customers during 2021, which we expect to continue into the next year. However, cost challenges have persisted due to supply and recent supply chain disruptions, and an increase in costs for certain ingredients in our products may continue into the next year.
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
Non-Controlling
Interest
As the sole managing member of RGF, we operate and control all of the business and affairs of RGF. Although we have a minority economic interest in RGF, we have a majority voting interest in, and control the management of, RGF. Accordingly, we consolidate the financial results of RGF and report a non-controlling
interest on our consolidated statements of operations, representing the portion of net income or loss attributable to the other members of RGF. The ownership percentages during the period are used to calculate the net income or loss attributable to The Real Good Food Company, Inc. and the non-controlling
interest holders.
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

Results of Operations
Comparison of fiscal years ended December 31, 2021 and 2020
The following table details the results of our operations for the twelve months ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net sales	$84,085	$38,984	$45,101	115.7%
Cost of sales	73,791	36,306	37,485	103.2%

Gross profit	10,294	2,678	7,616	284.4%

Operating expenses:
Selling and distribution	14,965	7,593	7,372	97.1%
Marketing	20,649	2,351	18,298	778.3%
Administrative	27,792	2,592	25,200	972.2%

Total operating expenses	63,406	12,536	50,870	405.8%

Loss from operations	(53,112)	(9,858)	(43,254)	438.8%
Interest expense	5,365	5,682	(317)	-5.6%
Other income	(309)	—	(309)
Change in fair value of convertible debt	8,925	—	8,925

Loss before income taxes	(67,093)	(15,540)	(51,553)	331.7%
Income tax expense	—	22	22

Net Loss	$(67,093)	$(15,562)	$(51,531)	331.1%
Less: net loss attributable to non-controlling interest	(32,117)	—
Less: net loss prior to the reorganization	(24,833)	—
Preferred return on Series A preferred units	—	546

Net loss attributable to The Real Good Food Company, Inc.	$(10,143)	$(16,108)

Net Sales
Net sales for the year ended December 31, 2021 increased $45.1 million, or 115.7% to $84.1 million compared to $39.0 million for the prior year period. This increase was primarily due to strong growth in sales volumes of our core products, driven by expansion in the club channel, and, to a lesser extent, greater demand from our existing retail customers.
Cost of Sales
Cost of sales increased approximately $37.5 million, or 103.2%, to $73.8 million, during the year ended December 31, 2021, as compared to $36.3 million for the prior year period, primarily due to an increase in the sales volume of our products, as well as to an increase in labor and raw material costs. The increase in labor and raw material costs increased primarily due to labor shortages and supply chain pressures related to the impact of the pandemic. The increases in costs were partially offset by the increase in sales of our self-manufactured products. Self-manufactured products, which have a lower cost than co-packed
products, represented greater than 70% of our sales in the year ended December 31, 2021, compared to substantially all of our products being co-packed
in the prior year period.

Gross Profit
Gross profit increased $7.6 million, or 284.4%, to $10.3 million for the year ended December 31, 2021, compared to $2.7 million for the prior year period. This increase is primarily due to the increase in net sales and the greater proportion of goods sold being self-manufactured. In addition, gross profit for 2020 reflected $1.0 million of costs related to the write-down of unrecoverable raw material inventory, as a result of financial hardship of a co-manufacturer,
as well as $0.5 million of costs related to an inventory write-down that occurred during that year.
Operating Expenses
Selling and Distribution Expense
The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	$ change	% Change
Selling and distribution	$14,965	$7,593	$7,372	97.1%
Percentage of net sales	17.8%	19.5%		-1.7%
Selling and distribution expense increased $7.4 million, or 97.1%, for the year ended December 31, 2021, as compared to the prior year period. Selling and distribution expense increased primarily due to an increase in selling expenses related to the increase in sales, as well as to an increase in industry freight rates. Selling and distribution expense decreased as a percentage of net sales due to gaining economies of scale with regards to our operations.
Marketing Expense
The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	$ change	% Change
Marketing	$20,649	$2,351	$18,298	778.3%
Percentage of net sales	24.6%	6.0%		18.5%
Marketing expense increased $18.3 million, or 778.3%, during the year ended December 31, 2021, as compared to the prior year period. Excluding expense related to equity compensation of $15.8 million, which was incurred in connection with our IPO, marketing expense increased approximately $2.5 million during 2021 as compared to 2020. This increase in expense occurred primarily due to an increase in advertising to increase household awareness of our brand as well as support sales growth. After excluding the effects of the equity compensation marketing expense was 5.8% as percentage of net sales during 2021 as compared to 6.0% for 2020.
Administrative Expense
The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	$ change	% Change
Administrative	$27,792	$2,592	$25,200	972.2%
Percentage of net sales	33.1%	6.6%		26.4%

Administrative expense increased $25.2 million, or 972.2%, during the year ended December 31, 2021, as compared to the prior year period. Excluding expense related to equity compensation of $12.3 million, which was incurred in connection with our IPO, administrative expense increased approximately $12.8 million during 2021 as compared to 2020. This increase in expense occurred primarily due to activities related to public company readiness, as well as to an increase in our staff to support our growth. After excluding the effects of the equity compensation administrative expense was 18.4% as percentage of sales as compared to 6.6% for 2020.
Loss from Operations
As a result of the foregoing, loss from operations increased $43.3 million, or 438.8% to $53.1 million for the year ended December 31, 2021, compared to a loss from operations of $9.9 million for the prior year period. Loss from operations as a percentage of net sales was (63%) for the current period, compared to (25%) for the prior year period. Excluding the effects of the aforementioned equity compensation, loss from operations as a percentage of net sales was (30%) for 2021.
Interest Expense
Interest expense decreased $0.3 million, or 5.6%, to $5.4 million during the year ended December 31, 2021, as compared to $5.7 million for the prior year period. The decrease in interest expense was primarily due to lower outstanding debt balances during the year, in addition to a decrease in borrowing rates which occurred in late 2021.
Change in fair value of convertible debt
The Change in the fair value of our convertible debt of $8.9 million related to the increase in fair value of our convertible notes issued during May 2021. The increase in fair value of the notes was mainly attributable to the decrease in the time to maturity of the notes, among other unobservable inputs used in the valuation. None of the increase in the value of the notes was attributable to instrument specific or Company credit risk. The notes were converted into Class A and Class B common stock in connection with our IPO, and as a result are no longer subject to fair value adjustments.
Net Loss
As a result of the foregoing, our net loss increased $51.5 million, or 331.1%, to $67.1 million during the year ended December 31, 2021, compared to a net loss of $15.6 million for the prior year period.
Net Loss attributable to
non-controlling
interest
As a result of the IPO and certain organizational transactions completed in connection with our IPO, the Members subsequent to the IPO became noncontrolling interest holders of RGF (the operating company) and owned 76% of the outstanding Class B common units, with the remaining 24% owned by the Company. Net loss for the year ended December 1, 2021 was therefore attributed to non-controlling
interest holders based on the resulting ownership percentages. As the IPO and related organizational transactions were completed during the year ended December 31, 2021, there was no non-controlling
interest during the year ended December 31, 2020.
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

As of December 31, 2021, we had $29.7 million in cash (which includes restricted cash of $2.3 million), current debt obligations of $0.3 million, and long-term debt obligations of $24.8 million. Additionally, as of December 31, 2021, we had current and long-term business acquisition liabilities (contingent consideration) of $8.1 million and $3.4 million, respectively. As a result of our IPO, which closed on November 9, 2021, we received approximately $55.8 million in proceeds from the sale of our shares, after deducting underwriting fees and commissions, and offering expenses. In connection with the IPO, $35.0 million of convertible notes, which were due by March 31, 2022, were converted into our shares of our common stock, relieving the Company of the balance of that liability at the close of the IPO. Additionally, during December 2021, we amended our credit facility to, among other things: (i) increase the maximum borrowing under the revolving credit facility from $18.5 million to $50 million; (ii) extend the maturity date of the revolving credit facility to November 30, 2025; (iii) increase the borrowing limit under the cap-ex
line from $3.0 million to $4.0 million; and (iv) allow for additional borrowings of $7.5 million for certain lease agreements (Lease Line of Credit). As a result of the IPO, the reduction of convertible debt, expanded credit facility, and lease line of credit, we believe cash and cash equivalents on-hand
and cash from operations, together with borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures and debt service requirements for the foreseeable future. We expect to make future capital expenditures of approximately $5.0 million to $10.0 million in connection with the enhancement of our current production capabilities.
Our significant contractual cash requirements as of December 31, 2021, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Our current and long-term obligations related to these items are outlined in the leases portion of Note
7-
Leases, and Note
8-
Debt, to the Notes to Consolidated Financial Statements within this Form
10-K.
Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of December 31, 2021, we have payments for lease, business acquisition, and loan obligations of approximately $49.2 million, of which $9.7 million is payable within 12 months from December 31, 2021. We had no purchase obligations as of December 31, 2021.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December31,
	2021	2020
(In thousands)
Net cash used in operating activities	$(26,755)	$(7,754)
Net cash used in investing activities	(4,739)	(149)
Net cash provided by financing activities	61,211	7,543

Net increase (decrease) in cash and cash equivalents	29,717	(360)
Cash and cash equivalents at beginning of period	28	388

Cash and cash equivalents at end of period	$29,745	$28

Net Cash Used in Operating Activities
Cash used in operating activities was $26.8 million and $7.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash used in operating activities is primarily due to the increase in our net loss during the 2021, in addition to increases in inventory and accounts receivable during the year. The increases in inventory purchased and in our accounts receivable occurred primarily as a result of the increase in our sales volume during the year.

Net Cash Used in Investing Activities
During the years ended December 31, 2021 and 2020, respectively, net cash used in investing activities was $4.7 million and $0.2 million, respectively. Included in cash used in investing activities during the year ended December 31, 2021 was purchases of property, plant and equipment of $2.5 million, which related to improvements and manufacturing equipment for our newly acquired City of Industry manufacturing facility, as well as to $2.2 million of expenditures related to our PMC asset acquisition.
Net Cash Provided by Financing Activities
Cash provided by financing activities totaled $61.2 million during the year ended December 31, 2021, as compared to $7.5 million during the same period last year. This increase was primarily due to our IPO which was completed during November 2021, which resulted in net cash received related to the offering of approximately $55.8 million. In addition, there was a net increase in our borrowings during the year of approximately $1.1 million during the year. These borrowings were primarily used to fund operating activities as well as capital expenditures.
Off-Balance
Sheet Arrangements
We do not have any
off-balance
sheet arrangements.
New Accounting Standards
For discussion of new accounting standards, see Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies and New Accounting Standards.”
Critical Accounting Policies and Estimates
Critical accounting policies are those that require application of management’s most difficult, subjective and/or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all accounting policies require management to make difficult, subjective or complex judgments or estimates. In presenting our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, cost of sales and expenses, in addition to the required disclosures. Actual results that differ from our estimates and assumptions could have an unfavorable effect on our financial position and results of operations.
The financial information discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon or derived from our audited financial statements. We base the estimates, assumptions and judgments involved in the accounting policies described below on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.
We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our audited financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Actual results may differ materially from these estimates. These estimates and assumptions include, but are not limited to, bad debt reserve, inventory costing including reserves, and net sales recognition including variable consideration for estimated reserves for discounts, incentives, and other allowances. For additional information, refer to Note 2 to our audited consolidated financial statements within this Form
10-K.

Net Sales Recognition
Our net sales are principally derived from selling our products to our customers. While our net sales recognition does not involve significant judgment, it represents an important accounting policy. Net sales are recognized upon transfer of title and risk of inventory loss to our customers. The customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. Net sales are recognized in an amount that reflects the consideration we expect to ultimately receive in exchange for those promised products, net of expected discounts for sales promotions and customary allowances.
We offer sales promotions through various regional and national programs to our customers. These programs include in-store
discounts, as well as product coupons offered directly to consumers, which may be redeemed at the point of sale. Customary allowances for early invoice payment and shrinkage are also applied by our customers. The costs associated with these programs are accounted for as variable consideration as defined under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and are reductions to the transaction price of the products. Depending on the specific type of sales incentive and other promotional program, we use the expected value method to determine the variable consideration. The “expected value” represents the sum of the probability-weighted potential outcomes of the consideration. We believe this to be the most accurate representation of the impact of variable consideration on the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty underlying the variable consideration (future event) is resolved.
We review and update our estimates and related accruals of variable consideration each period based on the terms of our agreements, historical experience, and expected levels of performance of the trade promotion or other programs. Any uncertainties in the ultimate resolution of variable consideration due to factors outside our influence are typically resolved within a short timeframe, and therefore do not require additional constraint on the variable consideration. We also offer compensation to our customers for access to shelf space in stores, and associated payments are recognized as reductions to the transaction price received from the customer upon the sale of associated products.
Inventories
Inventories are stated at the lower of cost or net realizable value. We record sales and other reductions in inventory through cost of sales using the first-in,
first-out
method. The cost of finished goods inventories includes ingredients, direct labor, freight-in
for ingredients, and indirect production and overhead costs.
We monitor our inventories to identify any excess or obsolete items on hand. We provide reserves on our inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of inventories and estimated net realizable value. These estimates are based on management’s judgment about future demand and market conditions, relative to inventory on hand. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. Reductions in inventory are recorded as a component of costs of sales in the applicable period.
Contingent Consideration
Contingent consideration in a business combination is included as part of the purchase consideration and is recognized at fair value as of the acquisition date. For contingent consideration, we are responsible for determining the appropriate valuation model and estimated fair value, and in doing so, considers a number of factors, including information provided by valuation advisors. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates such as discount rates and duration. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration liabilities are remeasured each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in future reporting periods.
Equity-Based Compensation
Equity-based compensation for the year ended December 31, 2021 includes restricted stock units (“RSU”) awarded to certain employees and directors. We measure equity-based compensation expense at the grant date based on the fair value of the award and recognize the expense on a straight line basis over the requisite vesting period. The fair value of the RSUs is based on the closing price of our stock on the date of grant.
Convertible Debt
We account for convertible debt at fair value, using valuation models that require us to make various key assumptions, which include the discount rate, derivative values, and certain probabilities of occurrence. We adjust the fair value of convertible debt quarterly, from the inception of issuance through the date of conversion.
Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. We record a valuation allowance against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. This involves using judgment in evaluating the realizability of deferred tax assets, and includes as part of this evaluation, estimating future taxable income which is inherently uncertain. If it is later determined that in the future that it is more likely than not that certain deferred tax assets may be fully utilized, based on certain assumptions, as well as facts and circumstances, the valuation allowance applicable to that particular deferred tax asset would be reversed and recognized through earnings in the period the determination was made.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data
THE REAL GOOD FOOD COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Real Good Food Company, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of The Real Good Food Company, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity/members’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Newport Beach, California
March 30, 2022

THE REAL GOOD FOOD COMPANY, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	As of
	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$27,435	$28
Accounts receivable, net	8,968	3,533
Inventories	16,622	8,374
Other current assets	9,927	37

Total current assets	62,952	11,972
Property and equipment, net	10,289	1,745
Operating lease right-of-use assets	12,127	100
Deferred loan cost	818	1,584
Goodwill	12,486	—
Restricted Cash	2,310	—
Other noncurrent assets	1,162	69

Total assets	$102,144	$15,470

LIABILITIES AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$15,205	$4,818
Operating lease liabilities	1,040	36
Finance lease liabilities	198	99
Business acquisition liabilities, current portion	8,111	—
Accrued and other current liabilities	6,763	667
Loan with PPZ, LLC, a related party	—	1,180
Current portion of long-term debt	328	1,763

Total current liabilities	31,645	8,563

Revolving line of credit/capex line	17,501	36,936
Lease line of credit	7,258	—
Long-term operating lease liabilities	11,249	66
Long-term finance lease liabilities	154	72
Long-term Business acquisition liabilities	3,352	—

Total Liabilities	71,159	45,637
Commitments and contingencies (Note 12)
Stockholders’ Equity /Members’ deficit:
Members’ equity	—	9,065
Preferred stock, $0.0001 par value—10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021	—	—
Class A common stock, $0.0001 par value—100,000,000 shares authorized; 6,169,885 shares issued and outstanding as of December 31, 2021	1	—
Class B common stock, $0.0001 par value—25,000,000 shares authorized; 19,577,681 shares issued and outstanding as of December 31, 2021	2	—
Additional paid-in capital	49,693	—
Accumulated deficit	(10,143)	(39,232)

Total stockholders’ equity attributable to The Real Good Food Company, Inc./Members’ deficit	39,553	(30,167)
Non-controlling interest	(8,568)	—

Total stockholders’ equity /members’ deficit	30,985	(30,167)

Total liabilities and stockholders’ equity /members’ deficit	$102,144	$15,470

See accompanying notes to the
Consolidated
Financial Statements.

5
0

THE REAL GOOD FOOD COMPANY, INC.
Consolidated Statements of Operations
(In thousands, except share/unit and per share/unit data)

	YEAR ENDED DECEMBER 31,
	2021	2020
Net sales	$84,085	$38,984
Cost of sales	73,791	36,306

Gross profit	10,294	2,678

Operating expenses:
Selling and distribution	14,965	7,593
Marketing	20,649	2,351
Administrative	27,792	2,592

Total operating expenses	63,406	12,536

Loss from operations	(53,112)	(9,858)
Interest expense	5,365	5,682
Other income	(309)	—
Change in fair value of convertible debt	8,925	—

Loss before income taxes	(67,093)	(15,540)
Income tax expense	—	22

Net Loss	$(67,093)	$(15,562)
Less: net loss attributable to non-controlling interest	(32,117)	—
Less: net loss prior to the reorganization	(24,833)
Preferred return on Series A preferred units	—	546

Net loss attributable to The Real Good Food Company, Inc.	$(10,143)	$(16,108)

Net loss per common share/unit (basic and diluted)	$(1.64)	$(1.86)
Weighted-average common shares units outstanding (basic and diluted)	6,169,885	8,699,630

See accompanying notes to the
Consolidated
Financial Statements.

5
1

THE REAL GOOD FOOD COMPANY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(67,093)	$(15,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,140	590
Amortization of loan costs	1,551	1,055
Bad debt expense	—	10
Non-Cash interest and debt fees	3,197	4,254
Remeasurement of liabilities associated with business combinations	179	—
Equity Compensation expense	28,725	—
Change in fair value of convertible debt	8,925	—
Changes in operating assets and liabilities:
Accounts receivable	(5,504)	(1,016)
Inventories	(7,749)	599
Other assets	(2,000)	335
Accounts payable, accrued expenses and lease liabilities	11,874	1,981

Net cash used in operating activities	(26,755)	(7,754)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(2,205)	—
Purchase of property and equipment	(2,534)	(149)

Net cash used in investing activities	(4,739)	(149)

Cash flows from financing activities:
Proceeds from initial public offering , net of offering costs	55,754	—
Proceeds from convertible notes	35,000	—
Proceeds from line of credit borrowings	19,417	7,991
Payments on line of credit borrowings	(44,281)	(195)
Payments on acquisition related Contingent consideration	(3,000)	—
Payments on acquisition related term loan	(280)	—
Payments on related party debt	(1,273)	—
Payments on finance lease liabilities	(126)	(253)

Net cash provided by financing activities	61,211	7,543

Net increase (decrease) in cash and restricted cash	$29,717	$(360)
Beginning cash and restricted cash	28	388

Ending cash and restricted cash	$29,745	$28

Supplemental disclosures of cash flow information:	—	—
Cash paid for interest	$1,059	$201
Supplemental disclosures of noncash investing and financing activities:
Net liabilities assumed from business combination	$11,463	—
Lease liabilities arising from obtaining right-of -use assets	$12,422	—
Purchase of property and equipment in AP and accrued liabilities	$3,565	—
Conversion of convertible notes to Class A and Class B Common shares	$43,750	—
Seller-financed equipment	$—	$(144)

See accompanying notes to the
Consolidated
Financial Statements.

5
2

THE REAL GOOD FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
(In thousands except for share data)

	Members’ Equity	Members’ Accumulated Deficit	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity (Deficit)
			Units	Amount	Units	Amount

Balance, December 31, 2019	$8,922	$(23,670)	—	$—	—	$—	$—	$—	$—	$(14,748)
Net loss	—	(15,562)	—	—	—	—	—	—	—	(15,562)
Issuance of Common Units	143	—	—	—	—	—	—	—	—	143

Balance, December 31, 2020	9,065	(39,232)	—	—	—	—	—	—	—	(30,167)
Net loss prior to the Organizational Transactions	—	(24,833)	—	—	—	—	—	—	—	(24,833)
Effects of the Reorganization (see Note 9)	(9,065)	64,065	—	—	—	—	(55,000)	—	—	—
Issuance of Class A common stock in the IPO, net of transaction costs	—	—	5,333,333	1	—	—	55,768	—	—	55,769
Issuance of Class B common stock	—	—	—	—	14,422,924	1	—	—	—	1
Activity subsequent to the initial public offering and related organizational transactions:	—	—	—	—	—	—	—	—	—	—
Issuance of Class A and Class B common stock to Convertible Note Holders	—	—	836,552	—	2,809,281	—	43,750	—	—	43,750
Unitization of profit interest units	—	—	—	—	2,345,476	1	28,146	—	—	28,147
Non-controlling interest	—	—	—	—	—	—	(23,550)	—	23,550	—
Net loss subsequent to the reorganization	—	—	—	—	—	—	—	(10,143)	(32,117)	(42,261)
Equity-based compensation	—	—	—	—	—	—	579	—	—	579

Balance, December 31, 2021	$—	$—	6,169,885	$1	19,577,681	$2	$49,693	$(10,143)	$(8,568)	$30,985

See accompanying notes to the
Consolidated
Financial Statements.

5
3

NOTES TO FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Organization
The Real Good Food Company, Inc. was formed as a Delaware corporation on June 2, 2021 under the name “Project Clean, Inc.” for the purpose of completing an initial public offering (the “IPO”) and related organizational transactions in order to carry on the business of Real Good Foods, LLC (“RGF”), a Delaware limited liability company and sole subsidiary of The Real Good Food Company, Inc. (RGF and, together with the Real Good Food Company, Inc., the “Company”).
On November 9, 2021, the Company completed an initial public offering (“IPO”) of 5,333,333 shares of The Real Good Food Company, Inc.’s Class A common stock at an offering price at $12.00 per share. The Company received approximately $59.5 million of proceeds, net of underwriting discounts and commissions and before offering expenses of $3.9 million. In connection with the IPO, the Company completed a reorganization (the “Reorganization”) among The Real Good Food Company, Inc., RGF, and the members of RGF immediately prior to the IPO (the “Members”). As part of the Reorganization, the Members became holders of Class B units of RGF and were issued shares of Class B common stock of The Real Good Food Company, Inc., which convey voting rights in The Real Good Food Company, Inc., on a one-to-one
basis with the number of Class B units they held in RGF. As a result of the Reorganization and IPO, the Members collectively controlled approximately 76% of the direct and indirect voting interest in the Company following the IPO, which remained unchanged as of December 31, 2021.
Prior to the consummation of the IPO and Reorganization transactions, RGF was owned entirely by the Members and operated its business through itself and no other entities. The following transactions occurred in connection with the Reorganization and the IPO:

•	Project Clean, Inc. changed its name to The Real Good Food Company, Inc. on October 7, 2021;

•	The Real Good Food Company, Inc. adopted an amended and restated certificate of incorporation to, among other things, provide for Class A common stock and Class B common stock;

•
The Real Good Food Company, Inc. used all of the net proceeds it received from the IPO to acquire Class A
u
nits
of
 RGF at a purchase price per Class A
u
nit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions, collectively representing 24%
of the economic interests and all of the voting interests in the Reorganization of RGF’s outstanding units, including both Class A units and Class B units, following the IPO. RGF in turn used all of the net proceeds it received from The Real Good Food Company, Inc. for its continuing operations;

•	The Real Good Food Company, Inc. became a holding company and the sole managing member of RGF which will continue to operate the Company’s business.
Description of Business
The Company
is a frozen food company that develops, markets, and manufactures foods that are designed to be high in protein, low in sugar, gluten and grain-free. The Company, along with its co-manufacturers,
produce breakfast sandwiches, entrées, and other products, which are primarily sold in the U.S. frozen food category, excluding frozen and refrigerated meat. The Company’s customers include retailers, which primarily sell its products through natural and conventional grocery, drug, club, and mass merchandise stores throughout the United States. The Company also sells its products through its
e-commerce
channel, which includes
direct-to-consumer
sales through its website, as well as sales through its retail customers’ online platforms.

5
4

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of The Real Good Food Company, Inc. and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31. Unless otherwise stated, all references to the period refer to the twelve months ended December 31, 2021.
The Real Good Food Company, Inc. has no operations other than those of RGF. Prior to the IPO, the Company’s results were reported under RGF as the predecessor company. Subsequent to the IPO, all results reported upon contain the consolidated financial statements of The Real Good Food Company, Inc. and RGF.
In accordance with the reverse acquisition guidance in as set forth by the Financial Accounting Standards Board (“FASB), the financial statements of RGF, Inc. (the accounting acquiree) for the year ended December 31, 2021 are a continuation of the financial statements of RGF (the accounting acquirer), adjusted to retroactively change RGF’s legal capital to reflect the legal capital of RGF, Inc. This adjustment was calculated based upon the partnership unit to share exchange ratio of 139.78 new shares of Company common stock for every unit of RGF’s previously issued and outstanding equity. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of RGF, Inc. The legal capital at December 31, 2021 reflects the legal capital of the RGF, Inc. after the acquisition date and therefore requires no adjustment.
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
Segment Reporting and Geographical Information
For the periods ended December 31, 2021 and 2020, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company does not have reportable segments. Additionally, all of the Company’s assets are maintained in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity period of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. We believe we mitigate such risk by investing in or through, as well as maintaining cash

5
5

balances, with major financial institutions.
There were
no
cash equivalents as of December 31, 2021, and December 31, 2020.

Restricted Cash
The Company considers cash which is not freely available for immediate use, and that is held for a specific purpose, to be restricted cash. If the terms dictating the restriction require the restricted cash to be considered as such beyond twelve months the Company classifies that restricted cash as a noncurrent asset due to its inability to provide liquidity within one year. As of December 31, 2021, the Company had approximately $2.3 million of restricted cash, all of which was classified as noncurrent.

The entirety of the $2.3 million of restricted cash relates to a letter of credit opened in connection with the Company’s Bolingbrook facility. Amounts will be released for the Company’s use proportionately over a three-year period beginning in January 2023.
The below table reconciles cash and restricted cash to amounts shown in the Consolidated Statements of Cash Flows:

(In thousands)	December 31, 2021
Cash	$27,435
Restricted cash	2,310

Total cash reported in statements of cash flows	$29,745

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for estimated variable consideration and amounts payable to customers for slotting, which are fees assessed by customers for the cost of accepting new products into their store. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and if it deems necessary, maintains an allowance for credit losses resulting from the non-collection
of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, trends specific to the customer, and current and expected general economic conditions that may affect a customer’s ability to pay. Customer balances are written off after all collection efforts are exhausted. The Company has recorded a reserve for credit losses of $48 thousand and $29 thousand as of December 31, 2021 and December 31, 2020, respectively. The below table details the activity related to the year ended December 31, 2021 and 2020
:

(In thousands)	2021	2020
Balance at beginning of period	$29	$19
Provision for bad debts	69	10
Bad debt write-offs	(50)	—

Balance at end of period	$48	$29

Inventories
Inventories are stated at the lower of cost or net realizable value. The Company records sales and other reductions in inventory through cost of sales using the first-in,
first-out
method. The cost of finished goods inventories includes ingredients, direct labor, freight-in
for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company writes down its inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of inventories and estimated net realizable value. These estimates are based on management’s judgment about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. Amounts related to the write-down of inventory during the twelve months ended December 31, 2021 and
2020 were
$0.0 million and $1.2 million, at December 31, 2021 and 2020, respectively.

Property and Equipment
Property and equipment are stated at acquisition cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight- line method typically over the following range of estimated useful lives of the assets as follows:

Estimated Useful lives
Computers	3 years
Office equipment	5 years
Machinery & Equipment	5-10 years
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
(“ROU”) asset and corresponding lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the present value of the remaining future lease payments the Company is obligated for under the terms of the lease. Lease liabilities are recognized concurrent with the recognition of the ROU asset and represent the present value of lease payments to be made under the lease. These ROU assets and liabilities are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. As the discount rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Certain of the Company’s lease terms include options to extend the lease up to five years. The probability of renewal with regards to these leases was deemed to be remote and as such these renewal options are not reflected in the Company’s ROU assets and lease liabilities. The Company will reflect renewal options in its calculation of ROU assets and liabilities, when it is reasonably certain that the Company will exercise that option.
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
Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs. Variable payments are determined based on a percentage allocation determined by the landlord and are immaterial for the years ended December 31, 2021 and 2020.
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
an election can be
taken
at the inception of a financial instrument to account for the instrument at fair value. The notes were recorded at fair value at inception and assessed quarterly thereafter using a convertible debt option pricing model which incorporates multiple conversion scenarios. All changes in fair value subsequent to the initial recording, excluding the impact of the change in fair value related to the Company’s own credit risk, are recorded as a component of non-operating
income/expense, within Change in fair value of convertible debt in the consolidated statements of operations. Any changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss).
Profits Interest Units
During 2017 the board of managers of the Company granted profits interest units (“PIUs”) to third a party in exchange for sales and marketing services. Additionally, the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) were granted PIUs during 2020. Prior to the IPO the PIUs were determined to be primarily liability-like due to the ultimate settlement being cash and not Company shares or units. As there was no triggering event prior to the IPO which would have required the PIU to be settled in cash, and payments on profits interest units at that time were deemed neither probable or estimable, no liability or expense related to the PIU was recognized. However, in connection with the IPO all PIUs were converted into Class B common stock of the Company, and as such became compensation to the Company’s CEO and CFO at that time. Accordingly, compensation expense of $15.8 million and
$12.3 million
, was recorded as a component of Marketing expenses and Administrative expenses, respectively, as a result of the conversion of the PIUs into Company shares.

Product Placement Agreement
In February 2018, the Company entered into a product placement agreement (“PPA”) with Divario Ventures, LLC (“Divario”), a subsidiary of Albertsons Companies, Inc. (“Albertsons Companies”), pursuant to which the Company agreed to issue Divario common units of RGF (the “Divario Initial Equity”) in exchange for achievement and maintenance of specified distribution thresholds in retail locations operated by Albertsons Companies through October 31, 2020. Additionally, Divario was entitled to additional common units (the “Divario Incentive Equity”) as incentive awards upon achievement of specified annual sales targets with Albertsons Companies through October 31, 2021. A total of 5,240 common units of RGF were authorized and issued in connection with the Divario PPA. In connection with the Company’s IPO all 5,240 units issued to Divario were converted into 999,082 of the Company’s Class B common stock.
As the shares/units issued to Divario represented consideration due to a customer under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the grant date fair value of the awards, measured in accordance with ASC Topic 718, Stock Compensation, was recognized in earnings as reduction of net sales over the relevant term and based upon the relative volume of gross sales to Albertsons Companies during that term.
In connection with the PPA, the Company recognized a reduction in net sales of $0.4 million during the year ended December 31, 2020. As of December 31, 2021, there were no obligations left under the PPA.
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
90
days. Accordingly, there are no significant financing components to consider when determining the transaction price.
Variable consideration is included in revenue for trade promotions, off-invoice
discounts, shrinkages and shortages, and other discounts and sales incentives. The Company uses a reserve to constrain revenue for the expected variable consideration at each period end
. See Note 3, Revenue Recognition, for additional information.
Any taxes collected on behalf of government authorities (e.g., sales tax) are excluded from net sales, and recorded as a liability due to
the particular authority.
The Company applies the practical expedient that allows it to exclude disclosure of performance obligations that are part of a contract that has an expected duration of one year or less. The Company’s contracts are all short term in nature, therefore there are no unsatisfied performance obligations requiring disclosure at December 31, 2021.
Contract Assets
The Company has elected the practical expedient which allows costs incurred in connection with obtaining a contract to be expensed as incurred for those contracts with a duration of one year or less. For those contracts which have a duration of greater than one year, the Company capitalizes those costs and amortized them over the duration of the agreement. As of December 31, 2021 and December 31, 2020, there were no contract assets recognized.

Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Cost of sales reflects cost incurred for inbound freight on ingredients to be used in production. Internal freight costs included in selling and distribution expenses consist primarily of those costs associated with moving products from production facilities through the Company’s distribution network. Total internal freight costs recorded within selling and distribution expenses were $3.3 million and $1.7 million during the years ended December 31, 2021 and 2020, respectively.
Shipping and handling costs associated with outbound freight are included within selling and distribution expenses and are accounted for as a fulfillment cost as incurred. Total of these costs recorded within selling and distribution expenses were $7.9 million and $4.3 million during the years ended December 31, 2021 and 2020, respectively.
Marketing Expenses
Marketing costs are expensed as incurred. The Company incurred $20.6 million and $2.4 million during years ended December 31, 2021 and 2020, respectively.
Approximately $15.8 million related to equity compensation expense was included in marketing expenses during 2021. Marketing costs are recorded in Operating expenses in the Company’s consolidated statements of operations.
Research and Development Expenses
Research and development expenses are recorded in administrative expense in the statements of operations as incurred. During the years ended December 31, 2021, the Company incurred $2.0 million of research and development expenses. Amounts recorded in the prior year were immaterial.
Business Combination
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires the Company to recognize separately from goodwill the assets acquired, and the liabilities assumed at their acquisition date fair values. The amount by which the fair value of consideration transferred exceeds the fair value of the identifiable net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired, and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the identifiable assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the statements of operations.
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

6
0

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
Income Taxes
For periods prior to the Company’ IPO, the Company was solely a pass-through entity for federal income tax purposes, being a partnership, and as such income taxes related to the Company’s operations were the responsibility of those who held partnership interests in the Company. Accordingly, the Company did not have any expense related to federal income taxes during 2020. Additionally, there were no deferred income taxes related to state and local level income taxes for that same period. For periods subsequent to the IPO, as described above in Note 1, Organization and Description of Business, the Company’s structure became one commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the members of the operating company, in this instance the Members of RGF, to continue to realize tax benefits in a similar fashion as was realized prior to the IPO, proportionate to their Membership interest, and the Company will be subject to both Federal and State taxes on the portion of earnings applicable to its controlling interest in RGF of 24%.
Given the foregoing, the Company is subject to income tax on operating results related to the period November 4, 2021, through December 31, 2021, limited to its controlling interest in RGF of 24%. During this time the Company accounted for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.
The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of deferred tax assets by assessing the likelihood that deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, historical results are considered along with certain assumptions related to future earnings. As of December 31, 2021, the Company had $0.7 million of

6
1

deferred tax assets, which were reduced to zero as a result of valuation allowances. If it is later determined that in the future that it is more likely than not that certain deferred tax assets may be fully utilized, the valuation allowance applicable to that particular deferred tax asset would be reversed and recognized through earnings in the period the determination was made. Any reversal of a valuation allowance would result in the reduction of the Company’s provision for income taxes in the period of reversal.
During the years ended December 31, 2021 and 2020, amounts provided for state income taxes were de minimus.
Loss per Share/Unit
Loss per share/unit is computed by dividing the Company’s net loss, after deducting any dividends on preferred units or accumulated returns on cumulative preferred units, by the weighted-average number of common shares or units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. For periods prior to the Company’s IPO on November 9, 2021, the Company utilized the two-class
method in computing loss per unit as Series Seed preferred units were participating. Preferred unit holders participated in income but were not obligated to participate in losses, thus the two-class
method did not impact the loss per unit calculation for the year ended December 31, 2020, due to the net losses incurred in the period. Subsequent to the IPO, equity interests in the Company consisted of Class A common stock and Class B common stock. As shares of Class B common stock do not share in the earnings or losses of the Company they are not considered participating securities. As such, a separate presentation of basic and diluted net loss per share for each of Class B common stock under the two-class
method has not been presented. See Note 10, Loss Per Share/Unit.
Subsequent Events
The Company evaluated subsequent events through March 30, 2022, the date is consolidated financial statements were issued.
NEW ACCOUNTING STANDARDS
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
During October 2021 the FASB issued ASU
No. 2021-08,
Business Combinations (Topic 805), which provides guidance for the accounting of revenue contracts acquired in a business combination. The provisions of this ASU are intended to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. Further, the provisions provide additional recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The

6
2

amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, nor does it intend to early adopt the provisions of this guidance.
NOTE 3. REVENUE RECOGNITION
Disaggregation of Net Sales
The following table presents a disaggregation of the Company’s net sales by revenue source. The Company believes that these revenue streams most appropriately depict the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with its customers.

	Year Ended December 31,
	2021	2020
	(in ‘000s)
Entrees	$67,174	$19,562
Breakfast	7,744	4,453
Pizza and Snacks	9,167	14,969

Total Net Sales	$84,085	$38,984

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
Payment terms and conditions are generally consistent amongst customers, including credit terms to customers ranging from seven days to
9
0 days, and as such the Company’s contracts do not include significant financing components. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions. These allowances reduce the accounts receivable balance and are charged to operating expense. For the periods presented, amounts recorded in connection with credit losses were de minimis.
The Company applies the practical expedient that allows for companies to exclude disclosing performance obligations that are unsatisfied as of the period end, that are expected to be satisfied in a duration of one year or less of that date. Given that the Company’s contracts are generally short term in nature, there are no unsatisfied performance obligations requiring disclosure at December 31, 2021.
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are obligations to transfer goods or services to a customer for which the Company has received consideration, or for which an amount of consideration is due from the customer. The Company continually evaluates whether its contractual arrangements with customers result in the recognition of contract assets or liabilities. For the periods ending December 31, 2021, and December 31, 2020, there were no contract assets or liabilities recognized.
NOTE 4. BUSINESS COMBINATIONS
During the year ended December 31, 2020, SSRE Holdings, LLC (“SSRE”), the previous lessee of the City of Industry Facility, and one of the Company’s largest co-manufacturers, experienced financial hardship as a result of the impacts of the COVID-19 pandemic, which resulted in SSRE defaulting on their facility lease, as well as a defaulting on their credit agreement with PMC Financial Services, LLC (“PMC”), under which SSRE had secured its borrowings with certain assets, including food manufacturing equipment, raw materials, and finished goods inventory. The lease was subsequently reassigned by the landlord to LO Entertainment, LLC (“LO Entertainment”), and on January 4, 2021, the Company entered into a transfer agreement with LO Entertainment to sublease the premises and take possession of equipment and inventory on the premises in exchange for deferred payments totaling
$12.5 million. Of this amount, the $10.0 million was considered contingent consideration which was
payable upon the sale, liquidation, or disposition of substantially all of the Company’s membership interests. As of December 31, 2021, $3.0 million of this contingent consideration has been paid. If the remaining balance of the contingent consideration has not been fully paid within 12 months following the closing of the agreement, the Company shall accrue interest on the balance of that liability at an annual rate of 9.0% and make monthly payments of accrued interest, commencing on the thirteen-month following the closing. The remaining $2.5 million of deferred payments is payable in instalments through June 2022 of which $0.3 million is outstanding as of December 31, 2021, and is recorded within business acquisition liabilities in the accompanying balance sheet.
These agreements (collectively the “Transaction”) represent the acquisition of the co-manufacturing
business belonging to SSRE. The Transaction closed on March 10, 2021. To fund a portion of the Transaction, the Company entered into an agreement with PMC in February 2021 to obtain a term loan of $4.5 million with payments due over 54 months commencing on September 30, 2021, and interest-only payments commencing at the close of the Transaction. The term loan shall bear interest at an annual rate equal to the greater of the prime rate announced by Wells Fargo Bank, N.A., or 3.3%, plus 8.6% per annum. Related interest expense was $0.5 million for the year ended December 31, 2021, and is included as a component of total interest expense.
The balance of this term loan at December 31, 2021 was $4.2 million, and is included as a component of business acquisition liabilities, of which $0.8 million represents
the current portion.
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
In determining the fair value of the purchase consideration as of March 10, 2021, the Company determined the term loan from PMC to be at market terms, and therefore the fair value to be equal to the stated contractual value of $4.5 million. With respect to the agreement with LO Entertainment, the $2.5 million in deferred payments and $10.0 million in contingent consideration was estimated to have a total fair value of $12.3 million, comprising

$
9.8
 million of contingent consideration and $
2.5
 million of deferred payments to LO Entertainment as of the transaction date (see Contingent Consideration below for additional information).

The following table details the purchase price allocation of the total consideration of $16.8 million:

(In thousands)	AS OF MARCH 10, 2021
Inventories	$500
Property and equipment	3,577
Operating leases right-of-use assets	3,157

Total identifiable assets	$7,234

Operating lease labilities – current	$174

(In thousands)	AS OF MARCH 10, 2021
Operating lease labilities – non-current	2,777

Total liabilities assumed	$2,951

Net identifiable assets acquired	$4,283
Goodwill	12,486

Total purchase price allocation	$16,769

The goodwill recorded in this transaction is deductible for income tax purposes. The results of operations of the acquired co-manufacturing
business from March 11, 2021 through December 31, 2021 have been reflected within the Company’s consolidated financial statements. As of December 31, 2021 there has been no change to the $12.5 million balance of goodwill.
For the year ended December 31, 2021, the Company recorded acquisition-related expenses associated with the Transaction of $34 thousand, as a component of administrative expense in the consolidated statements of operations.
Disclosure of supplemental pro forma information for revenue and earnings related to the acquisition, assuming the acquisition was made at the beginning of the earliest period presented, has not been disclosed as the effects of the acquisition would not have been material to the results of operation for the periods presented given the intercompany nature of a substantial portion of the acquired business.
Contingent Consideration
As of December 31, 2021, the estimated fair value of the contingent consideration totaled $7.0 million, which is reported within business acquisition liabilities in the accompanying balance sheet. The estimated fair value of the contingent consideration payments, all of which relate to contingent payments to LO Entertainment, was determined using a probability-weighted scenario method based on the timing of achievement and probability of occurrence. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Any difference in the actual contingent consideration paid and the liability recorded will be recognized in operating income in the consolidated statements of operations.

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant inputs as of December 31, 2021:

Input
Discount rate	2.5%
Term (in years)	0.08 - 0.25
Probability of payment	100.0%
As of December 31, 2021, the estimated contingent consideration was re-evaluated
and measured at fair value on a recurring basis using unobservable inputs (Level 3) as defined in ASC Topic 820, Fair Value Measurement. The resulting net change in the estimated contingent consideration as at December 31, 2021 was recorded in interest expense in the consolidated statements of operations and consisted of the following:

(In thousands)	TWELVE MONTHS ENDED DECEMBER 31, 2021
Opening balance	$9,795
Change in fair value of estimated contingent consideration	180
Less payments	(3,000)

Closing balance	$6,975

NOTE 5. INVENTORIES
Inventories as of December 31, 2021 and 2020, consisted of the following:

	As of December 31,
(In thousands)	2021	2020
Ingredients and supplies	$6,646	$2,428
Finished goods	9,976	5,946

Total inventories	$16,622	$8,374

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2021 and 2020 consisted of the following:

	As of
(In thousands)	December 31, 2021	December 31, 2020
Computer equipment	$106	$11
Vehicles	69	—
Machinery and equipment	8,826	3,155
Leasehold improvements and office equipment	519	14

Total property and equipment	$9,520	$3,180
Less: accumulated depreciation	(2,571)	(1,435)

Subtotal	6,949	1,745
Construction in progress	3,340	—

Property and equipment, net	$10,289	$1,745

Depreciation and amortization expense was $1.1 million and $0.6 million for the twelve months ended December 31, 2021 and 2020, respectively.

6
6

NOTE 7. LEASES
The Company has various finance leases for equipment and operating leases for office and warehouse space, as well as equipment. The Company’s lease agreements do not contain any material residual value guarantees, bargain purchase options, or restrictive covenants. Variable lease costs were not significant for the periods presented.
Operating lease liabilities and their corresponding ROU assets are recorded at the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts was not readily determinable. As such, the Company used an incremental borrowing rate based on the information available at inception date. In the development of the discount rate, the Company considered its internal borrowing rate, treasury security rates, collateral, and credit risk specific to it, and its lease portfolio characteristics. As of December 31, 2021 and 2020, the weighted- average discount rate of the Company’s operating and finance leases was
9.0
% and
12
%, respectively.
The components of lease expense were as follows:

	Twelve Months Ended December 31,
	2021	2020
	(in ‘000s)
Operating lease costs	$1,015	$47
Finance lease costs:
Amortization of ROU assets	195	157
Interest on lease liabilities	13	19
Short-term lease costs	405	825

Total lease costs	$1,628	$1,048

Supplemental balance sheet information related to leases is as follows:

	As of December 31,
	2021	2020
Balance Sheet Location
Operating lease right-of-use assets	$12,127	$100
Property and equipment, net	822	592

	$12,949	$692

Operating lease liabilities	$1,040	$36
Finance lease liabilities	198	99
Long term Operating lease liabilities	11,249	66
Long term Finance lease liabilities	154	72

	$12,641	$273

	Twelve Months Ended December 31,
	2021	2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$618	$46
Operating cash flows from finance leases	$13	$19
Financing cash flows from finance leases	$126	$253
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$12,422	$144

6
7

The maturities of the Company’s operating and finance lease liabilities as of December 31, 2021 were as follows:

(in Thousands)	Operating Leases	Finance Leases
2022	$2,031	$228
2023	2,448	164
2024	2,512	—
2025	2,456	—
2026	2,291	—
Thereafter	5,161	—

Total future lease payments	16,899	392
Less: Interest	(4,610)	(40)

Present value of lease obligations	$12,289	$352

As of December 31, 2021, the weighted-average remaining term of our operating and finance leases were 7 years and 3.9 years, respectively.
NOTE 8. DEBT
Long-term debt consisted of the following as of December 31, 2021 and 2020:

	Maturity Date	Interest Rate	2021	2020
PMC Revolver	November 2025	Prime rate plus 3.5%	$14,227	$36,871
PMC Capex line	November 2025	Prime rate plus 8.5%	3,602	1,519
PMC Lease line	November 2025	Prime rate plus 8.5%	7,258	—
PPZ Loan arrangement	Dec 2021	1%	—	1,180
PPP Loan	N/A	1%		309

			25,087	39,879
Less: Current maturities of long-term debt			328	2,943

Long-term debt			$24,759	$36,936

PMC Credit Facility
On June 30, 2016, the Company entered into a loan and security agreement (the “Credit Facility”) with PMC Financial Services Group, LLC (“PMC”). As of December 31, 2021, the Credit Facility, as amended, provided the Company with a
$50.0
million line of credit repayable on November 30, 2025 (the “Revolver”), and permits the Company to make repayments without penalty.
As amended, the Credit Facility also provides for a

$4.0 million capital expenditure line of credit, which matures on
 November 30, 2025
(the “CapEx Line”). The Credit Facility was further amended to allow for additional borrowings of up to
$7.5
million for certain lease agreements (“Lease Line of Credit”). Outstanding balances under the Revolver shall bear interest at an annual rate equal to the prime rate announced by Wells Fargo Bank, N.A. plus
3.5%
per annum. Outstanding balances under the CapEx Line and Lease Line of Credit shall bear interest at an annual rate equal to the prime rate announced by Wells Fargo Bank, N.A., plus
8.50%
per annum. The PMC Credit Facility contains no financial covenants and is collateralized by the Company’s accounts receivable, inventory, equipment, deposit accounts, and general intangibles. The intent of the lease line of credit is to provide funds necessary to begin production on equipment which will aggregate and be converted into a lease lability upon completion of the equipment, which is expected to occur in second quarter of 2022.
In connection with this agreement the Company incurred a total of $2.0 million in “success fees” which were payable to PMC, and which were paid during 2021. The success fee incurred in connection with this agreement was recorded as Deferred loan costs, a component of non-current

assets, on the Company’s balance sheet. The

6
8

unamortized balance of these fees as of December 31, 2021
was
$0.8 million, which will be charged to interest expense ratably over the remainder of the borrowing term.
The

amortization expense related to these deferred loan costs was $
1.5
 million and $
1.1
 million for the years ended December 31, 2021 and 2020, respectively.
As aforementioned, the Credit Facility, as amended, also provides for $4.0 million in borrowing capacity under the CapEx Line and $7.5 million under the Lease Line of Credit. The Company is required to make monthly payments of $38,300, which include both principal and interest, on the PMC CapEx Line through its maturity date.
PPZ Loan
The Company has entered into a series of loan arrangements with PPZ, LLC, a member of the Company’s subsidiary RGF (collectively the “PPZ Loan”). The PPZ Loan was initially entered into on February 21, 2017, pursuant to which the Company issued to PPZ, LLC a promissory note in the principal amount of $40 thousand. Subsequently, the Company borrowed additional funds
under the PPZ Loan on June 1, 2017 and October 25, 2018 by $0.4 million and $0.5 million, respectively. The $40 thousand borrowing under the loan bears interest at a rate of 8.0% per annum, and the $0.4 million and $0.5 million borrowings under the loan each bear interest at a rate of 9.0% per annum. The PPZ Loan is collateralized by the Company’s assets, including its deposit accounts, inventory, accounts receivable, property, plant, and equipment.
At December
31, 2020, the outstanding principal balance, including accrued interest, on the PPZ Loan was $1.2 million, and is included as a component of current liabilities in the Company’s balance sheets. There was no balance remaining on the PPZ loan at December 31, 2021.
PPP Loan
On May 9, 2020, the Company received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program (“PPP”) from Carter Federal Credit Union (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts of up to 2.5 times the average monthly payroll expenses of the qualifying business. Under the terms of the PPP Loan, the entire amount of principal and accrued interest may be forgiven to the extent the borrower uses the proceeds for qualifying expenses as determined by the U.S. Small Business Administration (“SBA”) under the PPP, including payroll, benefits, rent and utilities, and maintains its payroll levels. At December 31, 2020, the outstanding balance on the PPP Loan was $0.3 million. In August 2021, the Company was notified that forgiveness of the PPP Loan had been approved and was reflected as a reduction in the December 31, 2021 debt balances. The $0.3 million of loan forgiveness has been recognized as a gain and recorded as a component of other income in the Company’s statement of operations in accordance with FASB Subtopic
470-50
(ASC
470-50)
Debt – Modifications and Extinguishments.
Fidelity Secured Financing
On May 7, 2021, the Company entered into a note purchase agreement (the “2021 Notes Agreement”) with various Fidelity investment funds (collectively, the “Fidelity Investors”), pursuant to which the Fidelity Investors purchased the convertible promissory notes of the Company with an aggregate principal amount of $35.0 million (the “Notes”), of which $34.1 million was used to partially repay amounts owed pursuant to the PMC Credit Facility. The 2021 Notes accrued interest at a rate of 1.0% per annum compounded annually on the unpaid principal balance, with payment of the principal and accrued and unpaid interest due on May 7, 2022.
In connection with the Company’s IPO, the 2021 Notes converted into common shares of the Company, resulting in the outstanding debt balance at the date of the IPO being reduced to zero. Pursuant to the terms of the 2021 Notes Agreement, the Company issued
836,552
shares of its Class A common shares, and
2,809,281
of its Class B common shares, for a combined value of $
43.8
million, in exchange for the $
35.0
million outstanding principal. Included in the $
43.8
million was approximately $
0.2
million of interest.

Prior to the conversion, the equity conversion feature of the Notes did not meet the equity classification guidance, therefore the Company had elected the fair value option under ASC 825, Financial Instruments, for measurement of the Notes. Under the fair value option, any changes to the fair value of the Notes was required to be recognized in the statement of operations. Accordingly, the Company recognized a charge to its operations of approximately $8.8 million, which was recorded in Change of fair value of convertible debt in the Company’s consolidated statements of operations, which represents the difference between the $43.8 million of equity value issued in connection with
the conversion of the Notes, and the $35.0 principal balance of the Notes. The increase in fair value was attributable to the decrease in the maturity of the Notes. None of the increase was due to changes in the Company’s credit ratings, and as such there have been no amounts recorded as a component of other comprehensive income(loss) for the periods presented.
The weighted average interest rates for the Company’s debt, by loan type, applicable for the twelve months ended December 31, 2021, is as follows:

PMC revolver	12.45%
PMC capex line	12.40%
PMC Lease line	12.00%
PPZ loan arrangement	9.0%
Contractual future payments for all borrowings as of December 31, 2021 are as follows (in thousands):

2022	$328
2023	370
2024	370
2025	24,019

Total payments outstanding	$25,087

NOTE 9. EQUITY
Subsequent to the Company’s IPO on November 4, 2021, equity interests in the Company consist of Class A common stock and Class B common stock. Shares of Class A and B common stock have equal voting rights, however, shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted net income (loss) per share for each of Class B common stock under the two-class
method has not been presented.
For purposes of calculating earnings per share, the prior period unit amounts have been retroactively adjusted to give effect to the aforementioned Reorganization in Note 1, Organization and Description of Business. The computations of earnings per share for 2020 reflect a
139.78-for-one
exchange ratio
which when applied to the Common units used in the prior year earnings per share calculation resulted in 8,699,630 Common units used in the earnings per share calculation for the prior year. The entirety
of outstanding units prior to the Reorganization, including Series A preferred units and Series Seed preferred units, were converted to Class B units which aggregated to 14,422,924 units
(which concurrently converted to Class B shares as well)
after taking into effect the aforementioned share
exchange
.
Prior to the Company’s IPO, equity interests in the Company consisted of common units of, Series A preferred units, and Series Seed preferred units. All units had equal voting rights. Upon consummation of the Company’s IPO all units were converted into 14,422,924 Class B common stock. Class B commons shares convey no economic interest in the Company, however they represent 76% of the voting rights of the Company.

7
0

The following tables details the conversion of the Members’ equity at the time of the Reorganization:

	Units	Impact of exchange		Effect of Reorganization	Post Reorganization
Common u nits	62,957	8,699,630	(1)	(8,699,630)	—
Series A preferred units	11,798	1,649,125		(1,649,125)	—
Series Seed preferred units	28,428	4,074,169		(4,074,169)	—
Class B shares/units	—				14,422,924

Total s	103,183	14,422,924			14,422,924

(1)	Reflects the 139.78 exchange ratio

(in thousands)	Dollar Value	Effect of Reorganization	Post Reorganization
Common units	$1,013	$(1,013)	$—
Series A preferred units	7,337	(7,337)
Series Seed preferred units	715	(715)
Members equity November 9, 2021	—	—	9,065

Total	$9,065	$(9,065)	$9,065

NOTE 10. LOSS PER SHARE/UNIT
The following table sets forth the computation of loss per share/unit:

	FOR THE YEARS ENDED
	DECEMBER 31,
	2021	2020
Numerator:
Net Loss (1)	$(10,143)	$(15,562)
Less: Series A preferred dividends	—	546

Net loss attributable to common share/unitholders	$(10,143)	$(16,108)

Denominator:
Weighted-average shares/units outstanding (2)	6,169,885	8,699,630
Loss per common share/unit	$(1.64)	$(1.86)

(1)	Net loss per this table represents Net loss attributable to the Real Good Food Company, Inc., for 2021, and Net loss attributable to RGF, the predecessor company, for 2020.
(2)	Amounts for the year ended December 31, 2021 represent shares of Class A common stock outstanding. Amounts for the year ended December 31, 2020 represent Common Units outstanding.
At December 31, 2021, the Company’s issued and outstanding RSUs, which were the Company’s only potentially dilutive securities, have been excluded from the computation of diluted net loss per unit as they would have been anti-dilutive. Therefore, for all periods presented, there is no difference in the number of units used to compute basic and diluted units outstanding due to the Company’s net loss position.

NOTE 11. RELATED-PARTY TRANSACTIONS
The Company entered into multiple related-party loan arrangements prior to 2020 with a member of the Company who holds shares of

Class B common
stock
and is a holder of more than 20% of the Company’s equity interests. The outstanding balance of the debt from this related party was $1.2 million as of December 31, 2020, of which the entire balance was paid in full during 2021. Interest expense related to this debt was $0.1 million and $0.1 million for the years ending December 31, 2021 and 2020, respectively. See Note 8, Debt, for discussion of the Company’s debt.
Additionally, the Company’s Executive Chairman of the Company’s Board of Directors holds over than 20% beneficial ownership interest in
the    Company’s common stock.
In connection with the completion of the IPO, the Company entered into a tax receivable agreement (“TRA”) with the continuing Members of RGF. This agreement grants the right for the members to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes or is deemed to realize as a result of an increase in the tax basis of the net assets of the Company resulting from any redemptions or exchanges of interests in RGF, and certain other tax benefits related to payments made under the TRA. As a result of the Company’s net loss position, there were no amounts due under the TRA as of December 31, 2021.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various contracts, in the normal course of business, obligating it to purchase minimum quantities of ingredients used in its production and distribution processes, including cheese, chicken, and other ingredients that are inputs into its finished products. The Company entered into these contracts from time to time to ensure a sufficient supply of raw ingredients. None of these commitments are for durations greater than a year. Accordingly, as of December 31, 2021, the Company had no outstanding long-term commitments.
Legal Matters
The Company is party to certain claims, litigation, audits, and investigations in the ordinary course of business. The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2021 and 2020, the Company’s management has concluded that it was not necessary to accrue amounts related to any pending litigation.
NOTE 13
. RISKS OF UNCERTAINTIES AND CONCENTRATION OF CREDIT RISK
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

7
2

Further, changes in any of the following areas could have a significant negative effect on the Company’s financial position, results of operations, and cash flows: rates of revenue growth; its ability to manage inventory or pricing; engagement and usage of its products; effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of food prices; impact of interest rate changes on demand and its costs; and addition or loss of significant customers.
During

the year ended
December 31, 2021
, the Company had two customers which each individually comprised greater than
10
% of net sales. These customers represented
51
% and
21
% of net sales, respectively. During the year ended December
31
,
2020
the Company had three customers which each individually comprised greater than
10
% of net sales. These customers represented
28
%,
17
%, and
12
% of net sales, respectively. No other customer accounted for more than
10
% of net sales during the periods presented.
Concentration of Credit Risk
Accounts receivable potentially subject the Company to concentrations of credit risk. As of December 31, 2021, three customers accounted for a total of 50% of the Company’s accounts receivable balance, or 25%, 13%, and 13%, respectively. As of December 31, 2020, three customers accounted for a total of 46% of Company’s accounts receivable balance, or 16%, 19%, and 11%, respectively. No other customers accounted for more than 10% of total accounts receivable. The Company’s customers are predominantly
retailers who sell the Company’s products to end consumers. Given that, along with the Company’s customers being major U.S. retailers, the Company does not consider the concentration of its trade account receivables to be a significant risk.
NOTE 14. EQUITY BASED COMPENSATION
Restricted Stock Units issued to Officers and Employees
On October 11, 2021, the Company’s board of directors approved the Company’s 2021 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of equity compensation grants to employees, as well as members of its board of directors, in the form of stock options, restricted stock, restricted stock units (“RSU”), and stock appreciation rights (“SARS”), for up to 3,700,000 shares of the Company’s Class A common stock. In addition, the Plan provides for an employee stock purchase program (“ESPP”), also included as part of the 3,700,000 shares authorized under the Plan. As of December 31, 2021, the Company has issued RSUs only to certain directors and officers. Each RSU granted constitutes a right to receive one share of the Company’s Class A common stock, subject to the vesting terms specific to each agreement. The shares of the Company’s common stock underlying the number of vested RSUs are intended to be delivered as soon as practicable after vesting occurs. During the period between grant and vesting, the RSUs may not be transferred, and the grantee has no rights as a shareholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If
a
grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Company’s Compensation Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash). As of December 31, 2021, there were 2,586,590 shares available under the Plan for future equity grants.

Restricted Stock Units issued to Officers and Employees
During the fourth quarter of 2021, the Company issued 1,113,410 RSUs with a grant date fair value of $9.50
, which was the closing price of the Company’s common stock at the date of granting.
Of the total RSUs issued 1,027,995 were issued to officers of the Company and 85,415 were issued to the Company’s Directors. The RSUs issued to the Company’s officers vest 1/6th six months from the date of the grant, then 1/36th each month thereafter

for
30
consecutive months. The RSUs issued to Company’s directors vest
100
% on the first anniversary date of the grant. All vesting related to RSUs is subject to continued service, with the exception of involuntary terminations for reasons other than cause.

Equity Compensation Expense
The Company values RSUs (the grant date fair value) based on the closing price of the Company’s Class A common stock on the date the grant is issued, and recognizes the expense related to this value on a straight-line basis over the vesting term. During 2021 the Company recorded approximately
$0.6 million in expense related to outstanding RSU grants. There were no benefits related to income
taxes during the period. Unrecognized compensation expense as of December 31, 2021, was $10.0 million, to be recognized over a weighted average period of approximately 1.4 years.
NOTE 15. INCOME TAXES
As a result of the Company’s IPO and Reorganization, the Company became the sole managing member of RGF, and as a result, began consolidating the financial results of RGF. RGF is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RGF is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by RGF is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. Accordingly, the Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of RGF. The Company does not have any stand-alone income or loss apart from those of RGF.
Income Tax Expense
Consolidated net loss before income taxes for the years ended December 31, 2021 and 2020 was $67.1 million ($10.1 million of which was attributed to Class A shareholders) and
$15.5 million, respectively, all of which was attributable to domestic operations.
During 2021 the Company had provided no amounts related to current income taxes as a result of the net losses incurred. As such only deferred taxes were applicable for 2021, and as a result of the full valuation allowance applied to the deferred tax assets, there were no amounts related to income taxes recognized in the consolidated statement
of operations.
The Company’s effective tax rate includes a rate benefit attributable to the Company’s earnings which are not subject to corporate level taxes, due to the applicable income taxes that are the obligation of the non-controlling
members of RGF. Thus, the effective tax rate on the portion of loss attributable to the Company is 27.9%, before taking into effect the valuation allowance, for the year ended December 31, 2021.

A reconciliation of the U.S. federal statutory rate to the effective tax rate is presented below:

For the year ended December 31, 2021
U.S. Federal Statutory rate	21.0%
State and local income taxes, net of federal benefit	6.9
Non-deductible expenses	0.1
Non-controlling interest	(24.0)
Amounts excluded related to pre IPO operations	(3.9)
Other	(0.01)
Change in valuation allowance	(0.01)

Effective tax rate	0.0%

7
4

There were no income taxes related to either the state or local level during 2020 as the Company was solely a pass-through entity for income tax purposes during that year, and as such taxes were the responsibility of the Members.
The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:

For the year ended December 31, 2021
Deferred tax assets:
Net Operating Loss	$415
Investment in partnerhsip	287

Total Deferred tax assets	702
Valuation allowance	(702)

Net deferred taxes	$—

There were no deferred tax assets or liabilities at December 31, 2020, as the Company was not subject to income taxes being a pass through entity for income tax purposes.
The Company records a valuation allowance against federal and state deferred tax assets, after considering all of the available evidence, if
it is more likely than not that these assets will not be realized. Amounts related to valuation allowances impacting the provision for incomes taxes were $0.7 million for the year ended December 31, 2021. There were no valuation allowances for the year ended December 31, 2020. The Company has $1.1 million of federal net operating loss carry forwards and $0.4 million of state net operating loss carry forwards. Based on the applicable expiration dates, the Company does not believe that any portion of the $1.1 million of net operating losses will expire prior to being fully utilized.
Uncertain Tax Positions
For the year ended December 31, 2021,
the Company

did
not
have any unrecognized tax benefits
(“UTB”)
as a result of tax positions taken during a prior period or during the current period. Interest or penalties related to the UTBs, if any, are recorded as a component of income tax expense.
No
interest or penalties have been recorded as a result of tax uncertainties for all periods presented. Additionally, although RGF is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service (“IRS”). The statute of limitations has expired for tax years through 2017 for RGF.
TRA
The TRA, as described in Note 11, provides for the payment by the Company to the Members of 85% of the amount of tax benefits, if any, that the company may actually realize (or in some circumstances are deemed to realize) as a result of an increase in tax basis resulting from any future redemptions of Class B units, as described in “Note
1-
Organization and Description of Business,” as well as certain other tax benefits attributable to payments made under the TRA. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. RGF expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in RGF. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Operating Company generates each year and the applicable tax rate. As a result of the Company’s determination that future income tax benefits were not realizable at December 31, 2021, and that a triggering event (exchange) was not probable at that time, the Company determined that there were no amounts due to the Members under the TRA as of December 31, 2021. At December 31, 2021, if a TRA payout was deemed probable, the estimated
maximum

amount
due under the TRA agreement would be approximately $45 million. This estimate is highly subjective and subject to future market dynamics and as such may not necessarily be indicative of future results.
NOTE 16.
NON-CONTROLLING
INTEREST
In connection with the Organizational Transactions described in Note 1, The Real Good Food Company, Inc. became the sole managing member of RGF and, as a result, consolidates the financial results of RGF. The Real Good Food Company, Inc. reports a non-controlling
interest representing continuing Member interests in RGF. Any future changes in The Real Good Food Company, Inc.’s ownership interest in RGF, while retaining its controlling interest in RGF, will be accounted for as an equity transaction. As such, future redemptions or direct exchanges of RGF interests by the continuing Members will result in a change in ownership and reduce the amount of earnings or loss recorded as a non-controlling
interest, and increase or decrease the balance of additional paid-in
capital concurrently.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES
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
During the period ended December 31, 2021, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules

13a-15(e)

and

15d-15(e)

under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2021.
Limitations on the Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Report on Internal Control over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2022 annual meeting of members to be filed with the Securities Exchange Commission within 120 days after the end of our 2021 fiscal year. This proxy statement is referred to in this report as the 2022 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the 2022 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
The information required by this Item is incorporated by reference from the 2022 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the 2022 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from the 2022 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following exhibits are included as part of, or incorporated by reference to, this annual report:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1*	Plan of Conversion.

3.1*	Amended and Restated Certificate of Incorporation of The Real Good Food Company, Inc.

3.2*	Amended and Restated Bylaws of The Real Good Food Company, Inc.

4.1**	Summary of Description of Capital Stock

10.1*	Tax Receivable Agreement, dated as of November 4, 2021, by and among The Real Good Food Company, Inc., Bryan Freeman, and each of the other persons from time to time party thereto.

10.2*	Registration Rights Agreement, by and among The Real Good Food Company, Inc., the members of Real Good Foods, LLC, the Fidelity entities party thereto, Bryan Freeman, Gerard G. Law, and Akshay Jagdale.

10.3*	Limited Liability Company Agreement of Real Good Foods, LLC.

10.4*#	Form of Indemnification Agreement, entered into in September and October 2021, by and between The Real Good Food Company, Inc. and each of its directors and officers.

10.5*#	The Real Good Food Company, Inc. 2021 Stock Incentive Plan and related forms of stock award agreements.

10.6*#	The Real Good Food Company, Inc. 2021 Employee Stock Purchase Plan.

10.7*	Exchange Agreement, dated as of November 4, 2021, by and among The Real Good Food Company, Inc., Real Good Foods, LLC, the members of Real Good Foods, LLC, and the Fidelity entities party thereto.

10.8*#	Executive Employment Agreement, dated as of October 27, 2021, by and between Real Good Foods, LLC and Bryan Freeman.

10.9*#	Executive Employment Agreement, dated as of October 27, 2021, by and between Real Good Foods, LLC and Gerard G. Law.

10.10*#	Executive Employment Agreement, dated as of October 27, 2021, by and between Real Good Foods, LLC and Akshay Jagdale.

10.11*	Standard Industrial/Commercial Single-Tenant Lease—Gross, dated February 26, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and DAHSCO Properties Yeager Avenue, LLC.

10.12*	Standard Industrial/Commercial Multi-Tenant Lease—Gross, dated March 11, 2014, by and between LTG Property, LLC and Dumpling Delight, LLC.

10.13*	Sublease for a Single Sublessee, dated March 9, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and LO Entertainment, LLC.

10.14*†	Purchase Agreement, dated as of February 16, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.15*	Profit Participation Agreement, dated as of April 1, 2017, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and CPG Solutions, LLC.

10.16*†	Lease, dated as of June 1, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and 3 ECCH Owner LLC.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.17*	Loan and Security Agreement, dated as of June 30, 2016, by between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.18*	Schedule to Loan and Security Agreement, dated as of June 30, 2016, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.19*†	Schedule #2 to Loan and Security Agreement, dated as of December 1, 2019, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.20*	Amendment Number Fifteen to Loan and Security Agreement, dated as of December 7, 2020, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.21*	Amendment Number Sixteen to Loan and Security Agreement, dated as of February 16, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.22*	Amendment Number Seventeen to Loan and Security Agreement, dated as of March 29, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.23*	Amendment Number Eighteen to Loan and Security Agreement, dated as of June 30, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.24*	Amendment Number Nineteen to Loan and Security Agreement, dated as of September 1, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.25*	Promissory Note, dated as of February 21, 2017, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PPZ, LLC.

10.26*†	Loan Agreement, dated as of June 1, 2017, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PPZ, LLC.

10.27*	Second Amendment to Promissory Note, dated as of February 1, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PPZ, LLC.

10.28*†	Loan and Security Agreement, dated as of October 25, 2018, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PPZ, LLC.

10.29*	Paycheck Protection Loan Simplified Loan Agreement, dated as of May 9, 2020, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and Carter Federal Credit Union.

10.30*†	Contract Packing Agreement, dated as of November 5, 2018, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and Me Gusta Gourmet.

10.31*	Industrial Building Lease, dated as of October 4, 2021, by and between, Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and HP-A Bolingbrook, LLC.

10.32*	Amendment Number Twenty One to Loan and Security Agreement, dated as of December 6, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.33*	Amendment Number Twenty Two to Loan and Security Agreement, dated as of December 31, 2021, by and between Real Good Foods, LLC and PMC Financial Services Group, LLC.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

21.1*	Subsidiaries of The Real Good Food Company, Inc.

23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).

*	Previously filed.
#	Management contract or compensatory plan, contract, or arrangement.
**	Filed herewith.
†
Portions of this exhibit are redacted pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) under Regulation S-K. The registrant agree to furnish supplementally any omitted schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned thereunto duly authorized.

THE REAL GOOD FOOD COMPANY, INC.

March 30, 2022	By:	/s/ Gerard G. Law
	Name:	Gerard G. Law
	Title:	Chief Executive Officer and Director

March 30, 2022	By:	/s/ Akshay Jagdale
	Name:	Akshay Jagdale
	Title:	Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gerard G. Law and Akshay Jagdale, and each of them individually, his and her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and her and in his and her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form

10-K

has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2022	By:	/s/ Bryan Freeman
	Name:	Bryan Freeman
	Title:	Executive Chairman and Director

March 30, 2022	By:	/s/ Gerard G. Law
	Name:	Gerard G. Law
	Title:	Chief Executive Officer and Director

March 30, 2022	By:	/s/ George F. Chappelle, Jr
	Name:	George F. Chappelle, Jr
	Title:	Director

March 30, 2022	By:	/s/ Gilbert B. de Cardenas
	Name:	Gilbert B. de Cardenas
	Title:	Director

March 30, 2022	By:	/s/ Deanna T. Brady
	Name:	Deanna T. Brady
	Title:	Director

March 30, 2022	By:	/s/ Mark J. Nelson
	Name:	Mark J. Nelson
	Title:	Director