Form 10-Q
period 2022-03-31
Real Good Food Company, Inc.
filed 2022-05-16
CIK 1871149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2022, there were 6,169,885 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 19,577,681 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

THE REAL GOOD FOOD COMPANY, INC.

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	As of
	March 31 ,	December 31,
	2022	2021
ASSETS
Current assets:

Cash	$12,063	$27,435
Accounts receivable, net	6,915	8,968
Inventories	20,509	16,622
Other current assets	9,159	9,927

Total current assets	48,646	62,952
Property and equipment, net	22,549	10,289
Operating lease right-of-use assets	11,797	12,127
Deferred loan cost	768	818
Goodwill	12,486	12,486
Restricted Cash	2,310	2,310
Other noncurrent assets	136	1,162

Total assets	$98,692	$102,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,271	$15,205
Operating lease liabilities	1,280	1,040
Finance lease liabilities	189	198
Business acquisition liabilities, current portion	1,011	8,111
Accrued and other current liabilities	3,879	6,763
Current portion of long-term debt	338	328

Total current liabilities	26,968	31,645

Revolving line of credit/capex line	18,204	17,501
Lease line of credit	16,076	7,258
Long-term operating lease liabilities	11,056	11,249
Long-term finance lease liabilities	114	154
Long-term Business acquisition liabilities	3,124	3,352

Total Liabilities	75,542	71,159
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, $0.0001 par value—100,000,000 shares authorized; 6,169,885 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Class B common stock, $0.0001 par value—25,000,000 shares authorized; 19,577,681 shares issued and outstanding as of March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	51,392	49,693
Accumulated deficit	(12,437)	(10,143)

Total stockholders’ equity attributable to The Real Good Food Company, Inc.	38,958	39,553
Non-controlling interest	(15,808)	(8,568)

Total stockholders’ equity	23,150	30,985

Total liabilities and stockholders’ equity	$98,692	$102,144

See accompanying notes to the Consolidated Financial Statements.

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Operations
(In thousands, except share/unit and per share/unit data)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Net sales	$37,576	$16,778
Cost of sales	33,329	12,765

Gross profit	4,247	4,013

Operating expenses:
Selling and distribution	5,327	2,919
Marketing	1,786	632
Administrative	5,801	2,820

Total operating expenses	12,914	6,371

Loss from operations	(8,667)	(2,358)
Interest expense	890	2,043

Loss before income taxes	(9,557)	(4,401)
Income tax expense	—	—

Net Loss	$(9,557)	$(4,401)
Less: net loss attributable to non-controlling interest	(7,263)	—
Preferred return on Series A preferred units	—	146

Net loss attributable to The Real Good Food Company, Inc.	$(2,294)	$(4,547)

Net loss per common share/unit (basic and diluted)	$(0.37)	$(0.52)
Weighted-average common shares units outstanding (basic and diluted)	6,169,885	8,800,132
See accompanying notes to the Consolidated Financial Statements.

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(9,557)	$(4,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400	253
Amortization of loan costs	50	773
Non-Cash interest and debt fees	297	1,164
Equity Compensation expense	1,699	—
Changes in operating assets and liabilities:
Accounts receivable	2,053	(950)
Inventories	(3,887)	1,065
Other assets	1,794	(188)
Accounts payable, accrued expenses and lease liabilities	962	2,980

Net cash (used in) provided by operating activities	(6,189)	696

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(417)
Purchase of property and equipment	(3,647)	(120)

Net cash used in investing activities	(3,647)	(537)

Cash flows from financing activities:
Proceeds from line of credit borrowings	1,850	—
Payments on line of credit borrowings	—	(115)
Payments on acquisition related Contingent consideratio n	(7,125)	—
Payments on acquisition related term loan	(202)	—
Payments on finance lease liabilities	(59)	(48)

Net cash used in financing activities	(5,536)	(163)

Net decrease in cash and restricted cash	$(15,372)	$(4)
Beginning cash and restricted cash	29,745	28

Ending cash and restricted cash	$14,373	$24

Supplemental disclosures of cash flow information:
Cash paid for interest	$640	$380
Supplemental disclosures of noncash investing and financing activities:
Net liabilities assumed from business combination	$—	$16,563
Lease liabilities arising from obtaining right-of-use assets	$—	$3,866
Purchase of property and equipment in lease line of credit	$7,384	$—
Purchase of property and equipment in AP and accrued liabilities	$2,048	$—
See accompanying note
s
 to the Consolidated Financial Statements.

THE REAL GOOD FOOD COMPANY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
(In thousands except for share data)

		Members’	Class A Common Stock		Class B Common Stock
	Members’ Equity	Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Non- Controlling	Total Equity

Balance, December 31, 2021	$—	$—	6,169,885	$1	19,577,681	$2	$49,693.17	$(10,143.37)	$(8,568)	$30,985
Net loss	—	—	—	—	—	—	—	(2,294)	—	(2,294)
Non-controlling interest	—	—	—	—	—	—	—	—	(7,240)	(7,240)
Equity-based compensation	—	—	—	—	—	—	1,699	—	—	1,699

Balance, March 31, 2022	$—	$—	6,169,885	$1	19,577,681	$2	$51,392	$(12,437)	$(15,808)	$23,150

		Members’	Class A Common Stock		Class B Common Stock				Non-
	Members’ Equity	Accumulated Deficit	Units	Amount	Units	Amount	Additional Paid- in Capital	Accumulated Deficit	Controlling Interest	Total Members’ Deficit
Balance, December 31, 2020	$9,065	$(39,232)	—	$—	—	$—	$—	$—	$—	$(30,167)
Net loss	—	(4,401)	—	—	—	—	—	—	—	$(4,401)

Balance, March 31, 2021	9,065	(43,633)	—	$—	—	$—	$—	$—	$—	$(34,568)

See accompanying notes to the Consolidated Financial Statements.

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
On November 9, 2021, the Company completed an initial public offering (“IPO”) of 5,333,333 shares of The Real Good Food Company, Inc.’s Class A common stock at an offering price at $12.00 per share. The Company received approximately $59.5 million of proceeds, net of underwriting discounts and commissions and before offering expenses of $3.9 million. In connection with the IPO, the Company completed a reorganization (the “Reorganization”) among The Real Good Food Company, Inc., RGF, and the members of RGF immediately prior to the IPO (the “Members”). As part of the Reorganization, the Members became holders of Class B units of RGF and were issued shares of Class B common stock of The Real Good Food Company, Inc., which convey voting rights in The Real Good Food Company, Inc., on a one-to-one
basis with the number of Class B units they held in RGF. As a result of the Reorganization and IPO, the Members collectively controlled approximately 76% of the direct and indirect voting interest in the Company following the IPO, which remained unchanged as of March 31, 2022.
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

•
The Real Good Food Company, Inc. used all of the net proceeds it received from the IPO to acquire Class A units of RGF at a purchase price per Class A unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions, collectively representing 24% of the economic interests and all of the voting interests in the Reorganization of RGF’s outstanding units, including both Class A units and Class B units, following the IPO. RGF in turn used all of the net proceeds it received from The Real Good Food Company, Inc. for its continuing operations;

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS
Basis of Presentation
The unaudited consolidated financial information for the three months ended March 31, 2022 and 2021, is presented on the same basis as the financial statements included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Annual Report”), filed with the Securities and Exchange Commission on March 30, 2022. In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of December 31, 2021, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of The Real Good Food Company, Inc. and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Real Good Food Company, Inc. has no operations other than those of RGF. Prior to the IPO, the Company’s results were reported under RGF as the predecessor company. Subsequent to the IPO, all results reported upon contain the consolidated financial statements of The Real Good Food Company, Inc. and RGF.
In accordance with the reverse acquisition guidance in as set forth by the Financial Accounting Standards Board (“FASB), the financial statements of RGF, Inc. (the accounting acquiree) for the quarter ended March 31, 2021, are a continuation of the financial statements of RGF (the accounting acquirer), adjusted to retroactively change RGF’s legal capital to reflect the legal capital of RGF, Inc. This adjustment was calculated based upon the partnership unit to share exchange ratio o
f 139.78 new shares of Company common stock for every unit of RGF’s previously issued and outstanding equity. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of RGF, Inc. The legal capital at March 31, 2022 reflects the legal capital of the RGF, Inc. after the acquisition date and therefore requires no adjustment.
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
Segment Reporting and Geographical Information
For the periods ended March 31, 2022 and 2021, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company does not have reportable segments. Additionally, all of the Company’s assets are maintained in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity period of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions. There were no cash equivalents as of March 31, 2022, and December 31, 2021.

Restricted Cash
The Company considers cash which is not freely available for immediate use, and that is held for a specific purpose, to be restricted cash. If the terms dictating the restriction require the restricted cash to be considered as such beyond twelve months the Company classifies that restricted cash as a noncurrent asset due to its inability to provide liquidity within one year. As of March 31, 2022, the Company had approximately $2.3 million of restricted cash, all of which was classified as noncurrent. The entirety of the $2.3 million of restricted cash relates to a letter of credit opened in connection with the Company’s Bolingbrook facility. Amounts will be released for the Company’s use proportionately over a three-year period beginning in January 2023.
The below table reconciles cash and restricted cash to amounts shown in the Consolidated Statements of Cash
Flows:

(In thousands)	March 31, 2022

Cash	$12,063
Restricted cash	2,310

Total cash reported in statements of cash flows	$14,373

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for estimated variable consideration and amounts payable to customers for slotting, which are fees assessed by customers for the cost of accepting new products into their store. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and if it deems necessary, maintains an allowance for credit losses resulting from the non-collection
of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, trends specific to the customer, and current and expected general economic conditions that may affect a customer’s ability to pay. Customer balances are written off after all collection efforts are exhausted. The amounts recorded for reserves for credit losses for the periods ended March 31, 2022 and 2021 were de minimis.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company records sales and other reductions in inventory through cost of sales using the first-in,
first-out
method. The cost of finished goods inventories includes ingredients, direct labor, freight-in
for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company writes down its inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of inventories and estimated net realizable value. These estimates are based on management’s judgment about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. Amounts related to the write-down of inventory during the three months ended March 31, 2022 and 2021 were $0.0 million and $0.6 million, respectively.
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
(“ROU”) asset and corresponding lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the present value of the remaining future lease payments the Company is obligated for under the terms of the lease. Lease liabilities are recognized concurrent with the recognition of the ROU asset and represent the present value of lease payments to be made under the lease. These ROU assets and liabilities are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. As the discount rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Certain of the Company’s lease terms include options to extend the lease up to five years. The probability of renewal with regards to these leases was deemed to be remote and as such these renewal options are not reflected in the Company’s ROU assets and lease liabilities. The Company will reflect renewal options in its calculation of ROU assets and liabilities, with regards to future lease agreements, when it is reasonably certain that the Company will exercise that option.
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
Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs. Variable payments are determined based on a percentage allocation determined by the landlord and are immaterial for the three months ended March 31, 2022 and 2021.
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
In connection with the PPA, the Company recognized a reduction in net sales of $0.1 million during the three months ended March 31, 2021. As of December 31, 2021, there were no obligations left under the PPA.
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
Variable consideration is included in revenue for trade promotions, off-invoice
discounts, shrinkages and shortages, and other discounts and sales incentives. The Company uses a reserve to constrain revenue for the expected variable consideration at each period end. See Note 3, Revenue Recognition, for additional information.
Any taxes collected on behalf of government authorities (e.g., sales tax) are excluded from net sales, and recorded as a liability due to the particular authority.
The Company applies the practical expedient that allows it to exclude disclosure of performance obligations that are part of a contract that has an expected duration of one year or less. The Company’s contracts are all short term in nature, therefore there are no unsatisfied performance obligations requiring disclosure at March 31, 2022.
Contract Assets
The Company has elected the practical expedient which allows costs incurred in connection with obtaining a contract to be expensed as incurred for those contracts with a duration of one year or less. For those contracts which have a duration of greater than one year, the Company capitalizes those costs and amortized them over the duration of the agreement. As of March 31, 2022 and December 31, 2021, there were no contract assets recognized.
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Cost of sales reflects cost incurred for inbound freight on ingredients to be used in production. Internal freight costs included in selling and distribution expenses consist primarily of those costs associated with moving products from production facilities through the Company’s distribution network. Total internal freight costs recorded within selling and distribution expenses were $1.0 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively.
Shipping and handling costs associated with outbound freight are included within selling and distribution expenses and are accounted for as a fulfillment cost as incurred. Total of these costs recorded within selling and distribution expenses were $4.3 million and $2.4 million during the three months ended March 31, 2022 and 2021, respectively.
Marketing Expenses
Marketing costs are expensed as incurred. The Company incurred $1.8 million and $0.6 million during three months ended March 31, 2022 and 2021, respectively. Marketing costs are recorded in Operating expenses in the Company’s consolidated statements of operations.

Research and Development Expenses
Research and development expenses are recorded in administrative expense in the statements of operations as incurred. During the three months ended March 31, 2022 and 2021, the Company incurred $0.2 million and $0.7 million of research and development expenses, respectively.
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
Income Taxes
For periods prior to the Company’ IPO, the Company was solely a pass-through entity for federal income tax purposes, being a partnership, and as such income taxes related to the Company’s operations were the responsibility of those who held partnership interests in the Company. Accordingly, the Company did not have any expense related to federal income taxes during the quarter ended March 31, 2021. Additionally, there were no deferred income taxes related to state and local level income taxes for that same period. For periods subsequent to the IPO, as described above in Note 1, Organization and Description of Business, the Company’s structure became one commonly referred to as an
“Up-C”
structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The
Up-C
structure allows the members of the operating company, in this instance the Members of RGF, to continue to realize tax benefits in a similar fashion as was realized prior to the IPO, proportionate to their Membership interest, and the Company will be subject to both Federal and State taxes on the portion of earnings applicable to its controlling interest in RGF o
f 24%.
Given the foregoing, the Company is subject to income tax on operating results related to the period November 4,
2021, through March 31, 2022, limited to its controlling interest in RGF of 24%. During this time the Company accounted for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.
The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of deferred tax assets by assessing the likelihood that deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, historical results are considered along with certain assumptions related to future earnings. As of March 31, 2022, the Company applied a full valuation allowance against all recognized deferred tax assets, resulting in a zero balance on the Consolidated Balance Sheets. If it is later determined that in the future that it is more likely than not that certain deferred tax assets may be fully utilized, the valuation allowance applicable to that particular deferred tax asset would be reversed and recognized through earnings in the period the determination was made. Any reversal of a valuation allowance would result in the reduction of the Company’s provision for income taxes in the period of reversal.
During the three months ended March 31, 2022 and 2021, amounts provided for state income taxes were de minimus.
Loss per Share/Unit
Loss per share/unit is computed by dividing the Company’s net loss, after deducting any dividends on preferred units or accumulated returns on cumulative preferred units, by the weighted-average number of common shares or units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. For periods prior to the Company’s IPO on November 9, 2021, the Company utilized the two-class
method in computing loss per unit as Series Seed preferred units were participating. Preferred unit holders participated in income but were not obligated to participate in losses, thus the two-class method did not impact the loss per unit calculation for the quarter ended March 31, 2021, due to the net losses incurred in the period. Subsequent to the IPO, equity interests in the Company consisted of Class A common stock and Class B common stock. As shares of Class B common stock do not share in the earnings or losses of the Company they are not considered participating securities. As such, a separate presentation of basic and diluted net loss per share for each of Class B common stock under the two-class
method has not been presented. See Note 10, Loss Per Share/Unit.

NEW ACCOUNTING STANDARDS
During March 2022 the FASB issued ASU
No. 2022-02,
Financial Instruments—Credit Losses (Topic 326). This ASU is updates certain guidance as set forth is ASU
No. 2016-03,
to provide additional guidance on the treatment of credit losses, with regards to troubled debt restructuring and gross write-offs related to financing receivables and net investments in leases. The amendments in this update eliminate the previous troubled debt restructuring guidance and instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, with the intent to enhance existing disclosure requirements as well as introduce new requirements related to certain modifications for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The provisions of this ASU and must be applied prospectively, and early adoption is permitted. The Company does not expect the adoption of this guidance to have an impact on its financial statements.

During October 2021 the FASB issued ASU
No. 2021-08,
Business Combinations (Topic 805), which provides guidance for the accounting of revenue contracts acquired in a business combination. The provisions of this ASU are intended to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. Further, the provisions provide additional recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, nor does it intend to early adopt the provisions of this guidance.
NOTE 3. REVENUE RECOGNITION
Disaggregation of Net Sales
The following table presents a disaggregation of the Company’s net sales by revenue source. The Company believes that these revenue streams most appropriately depict the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with its customers.

	Three Months Ended
	March 31,
	2022	2021

	(in ‘000s)
Entrees	$33,245	$12,385
Breakfast	2,907	1,636
Pizza and Snacks	1,424	2,757

Total Net Sales	$37,576	$16,778

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
Payment terms and conditions are generally consistent amongst customers, including credit terms to customers ranging from seven days to 90 days, and as such the Company’s contracts do not include significant financing components. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions. These allowances reduce the accounts receivable balance and are charged to operating expense. For the periods presented, amounts recorded in connection with credit losses were de minimus.

The Company applies the practical expedient that allows for companies to exclude disclosing performance obligations that are unsatisfied as of the period end, that are expected to be satisfied in a duration of one year or less of that date. Given that the Company’s contracts are generally short term in nature, there are no unsatisfied performance obligations requiring disclosure at March 31, 2022.
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are obligations to transfer goods or services to a customer for which the Company has received consideration, or for which an amount of consideration is due from the customer. The Company continually evaluates whether its contractual arrangements with customers result in the recognition of contract assets or liabilities. For the periods ending March 31, 2022 and December 31, 2021, there were no contract assets or liabilities recognized.
NOTE 4. BUSINESS COMBINATIONS
During the year ended December 31, 2020, SSRE Holdings, LLC (“SSRE”), the previous lessee of the City of Industry Facility, and one of the Company’s largest co-manufacturers,
experienced financial hardship as a result of the impacts of the
COVID-19
pandemic, which resulted in SSRE defaulting on their facility lease, as well as a defaulting on their credit agreement with PMC Financial Services, LLC (“PMC”), under which SSRE had secured its borrowings with certain assets, including food manufacturing equipment, raw materials, and finished goods inventory. The lease was subsequently reassigned by the landlord to LO Entertainment, LLC (“LO Entertainment”), and on January 4, 2021, the Company entered into a transfer agreement with LO Entertainment to sublease the premises and take possession of equipment and inventory on the premises in exchange for deferred payments totaling $12.5 million. Of this amount, the $10.0 million was considered contingent consideration, and the remaining $2.5 million being deferred payments to be paid in instalments through June 2022. At December 31, 2021, the balance of this contingent consideration was $7.0 million, of which the entire balance was paid during the three months ended March 31, 2022. Additionally, at March 31, 2022, $0.1 million of deferred payments were remaining, the entirety of which is recorded within the current portion of business acquisition liabilities in the accompanying balance sheet.
These agreements (collectively the “Transaction”) represent the acquisition of the co-manufacturing
business belonging to SSRE. The Transaction closed on March 10, 2021. To fund a portion of the Transaction, the Company entered into an agreement with PMC in February 2021 to obtain a term loan of $4.5 million with payments due over 54 months commencing on September 30, 2021, and interest-only payments commencing at the close of the Transaction. The term loan shall bear interest at an annual rate equal to the greater of the prime rate announced by Wells Fargo Bank, N.A., or 3.3%, plus 8.6% per annum. Related interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, and is included as a component of total interest expense.
The balance of this term loan at March 31, 2022 was $4.0 million, and is included as a component of business acquisition liabilities, of which $0.9 million represents the current portion.
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

The goodwill recorded in this transaction is deductible for income tax purposes. The results of operations of the acquired co-manufacturing
business from March 11, 2021 through March 31, 2022 have been reflected within the Company’s consolidated financial statements. As of March 31, 2022 there has been no change to the $12.5 million balance of goodwill.
For the three months ended March 31, 2021, the Company recorded acquisition-related expenses associated with the Transaction of $34 thousand, as a component of administrative expense in the consolidated statements
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
NOTE 5. INVENTORIES
Inventories as of March 31, 2022 and December 31, 2021, consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2022	2021
Ingredients and supplies	$9,320	$6,646
Finished Goods	11,190	9,976

Total inventories	$20,509	$16,622

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2022 and December 31,
2021
consisted of the following:

	As of
(In thousands)	March 31, 2022	December 31, 2021
Computer equipment	$106	$106
Vehicles	164	69
Machinery and equipment	9,483	8,826
Leasehold improvements and office equipment	695	519

Total property and equipment	$10,448	$9,520
Less: accumulated depreciation	(2,967)	(2,571)

Subtotal	7,481	6,949
Construction in progress	15,068	3,340

Property and equipment, net	$22,549	$10,289

Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
NOTE 7. LEASES
The Company has various finance leases for equipment and operating leases for office and warehouse space, as well as equipment. The Company’s lease agreements do not contain any material residual value guarantees, bargain purchase options, or restrictive covenants. Variable lease costs were not significant for the periods presented.
Operating lease liabilities and their corresponding ROU assets are recorded at the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts was not readily determinable. As such, the Company used an incremental borrowing rate based on the information available at inception date. In the development of the discount rate, the Company considered its internal borrowing rate, treasury security rates, collateral, and credit risk specific to it, and its lease portfolio characteristics. As of March 31, 2022 and 2021, the weighted- average discount rate of the Company’s operating and finance leases was 9.0% and 12%, respectively. The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021

	(in ‘000s)
Operating lease costs	$592	$81
Finance lease costs:
Amortization of ROU assets	68	46
Interest on lease liabilities	10	5
Short-term lease costs	146	109

Total lease costs	$816	$241

Supplemental balance sheet information related to leases is as follows:

		As of March 31,	As of December 31,
		2022	2021
Assets	Balance Sheet Location
Operating lease right-of-use assets	Operating lease right-of-use assets	$11,797	$12,127
Finance lease right-of-use assets	Property and equipment, net	755	822

Total lease assets		$12,552	$12,949

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$1,280	$1,040
Finance lease liabilities	Finance lease liabilities	189	198
Noncurrent:
Operating lease liabilities	Long term Operating lease liabilities	11,056	11,249
Finance lease liabilities	Long term Finance lease liabilities	114	154

Total lease liabilities		$12,639	$12,641

	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$219	$12
Operating cash flows from finance leases	$10	$5
Financing cash flows from finance leases	$59	$31
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$—	$2,951
The maturities of the Company’s operating and finance lease liabilities as of March 31, 2022 were as follows:

(in Thousands)	Operating Leases	Finance Leases
Remaining of 2022	$1,708	$214
2023	2,341	119
2024	2,402	—
2025	2,456
2026	2,291
Thereafter	5,161	—

Total future lease payments	16,359	333
Less: Interest	(4,023)	(30)

Present value of lease obligations	$12,336	$287

As of March 31, 2022, the weighted-average remaining term of our operating and finance leases were 4.8 years and 1.5 years, respectively.

NOTE 8. DEBT
Long-term debt consisted of the following as of March 31, 2022 and December 31, 2021:

			March 31,	December 31,
	Maturity Date	Interest Rate	2022	2021
PMC Revolver	November 2025	Prime rate plus 3.5%	$14,524	$14,227
PMC Capex line	November 2025	Prime rate plus 8.5%	4,018	3,602
PMC Lease line	November 2025	Prime rate plus 8.5%	16,076	7,258

			34,618	25,087
Less: Current maturities of long-term debt			338	328

Long-term debt			$34,280	$24,759

PMC Credit Facility
On June
30
,
2016
, the Company entered into a loan and security agreement (the “Credit Facility”) with PMC Financial Services Group, LLC (“PMC”). As of December
31
,
2021
, the Credit Facility, as amended, provided the Company with a $
50.0
 million line of credit repayable on November
30
,
2025
(the “Revolver”), and permits the Company to make repayments without penalty. As amended, the Credit Facility also provides for a $
4.0
 million capital expenditure line of credit, which matures on
November 30, 2025
(the “CapEx Line”). The Credit Facility was further amended to allow for additional borrowings related to equipment to be covered under certain lease agreements (“Lease Line of Credit”). Outstanding balances under the Revolver shall bear interest at an annual rate equal to the prime rate announced by Wells Fargo Bank, N.A. plus
3.5
% per annum. Outstanding balances under the CapEx Line and Lease Line of Credit shall bear interest at an annual rate equal to the prime rate announced by Wells Fargo Bank, N.A., plus
8.50
% per annum. The PMC Credit Facility contains
no
financial covenants and is collateralized by the Company’s accounts receivable, inventory, equipment, deposit accounts, and general intangibles. The intent of the lease line of credit is to provide funds necessary to begin production on equipment which will aggregate and be converted into a lease lability upon completion of the equipment, which is expected to occur in second quarter of
2022
.
In connection with this agreement the Company incurred a total of $2.0 million in “success fees” which were payable to PMC, and which were paid during 2021. The success fee incurred in connection with this agreement was recorded as Deferred loan costs, a component of non-current
assets, on the Company’s balance sheet. The unamortized balance of these fees as of March 31, 2022 was $0.8 million, which will be charged to interest expense ratably over the remainder of the borrowing term.
The amortization expense related to these deferred loan costs was $0.1 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.
As aforementioned, the Credit Facility, as amended, also provides for $4.0 million in borrowing capacity under the CapEx Line and added the Lease Line of Credit. The Company is required to make monthly payments of $38,300, which include both principal and interest, on the PMC CapEx Line through its maturity date.
The weighted average interest rates for the Company’s debt, by loan type, applicable for the
t
hree months ended March 31, 2022, is as follows:

PMC revolver	7.0%
PMC capex line	12.0%
PMC Lease line	12.0%
Contractual future payments for all borrowings as of March 31, 2022 are as follows (in thousands):

Remainder of 2022	$249
2023	370
2024	417
2025	33,582

Total payments outstanding	$34,618

NOTE 9. EQUITY
Subsequent to the Company’s IPO on November
9
, 2021, equity interests in the Company consist of Class A common stock and Class B common stock. Shares of Class A and B common stock have equal voting rights, however, shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted net income (loss) per share for each of Class B common stock under the two-class
method has not been presented.

For purposes of calculating earnings per share, the prior period unit amounts have been retroactively adjusted to give effect to the aforementioned Reorganization in Note 1, Organization and Description of Business. The computations of earnings per share for the first quarter ended March 2021 reflect a
139.78-for-one
exchange ratio which when applied to the Common units used in the prior year earnings per share calculation resulted in 8,800,132 Common units used in the earnings per share calculation for the prior year. The entirety of outstanding units prior to the Reorganization, including Series A preferred units and Series Seed preferred units, were converted to Class B units which aggregated.
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
The following table details the components of member equity at March 31, 2021, and the impact of the reorganization at the time of the IPO:

		Effect of	Post
(in thousands)	Dollar Value	Reorganization	Reorganization
Common units	$1,013	$(1,013)	$—
Series A preferred units	7,337	(7,337)
Series Seed preferred units	715	(715)
Members equity November 9, 2021	—	—	9,065

Total	$9,065	$(9,065)	$9,065

NOTE 10. LOSS PER SHARE/UNIT
The following table sets forth the computation of loss per share/unit:

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2022	2021
Numerator:
Net Loss (1)	$(2,294)	$(4,401)
Less: Series A preferred dividends	—	146

Net loss attributable to common share/unitholders	$(2,294)	$(4,547)

Denominator:
Weighted-average shares/units outstanding (2)	6,169,885	8,800,132
Loss per common share/unit	$(0.37)	$(0.52)

(1)
Net loss per this table represents Net loss attributable to the Real Good Food Company, Inc., for the quarter ended March 31, 2022, and Net loss attributable to RGF, the predecessor company, for the quarter ended March 31, 2021.

(2)	Amounts for the 2022 represent shares of Class A common stock outstanding. Amounts for 2021 represent Common Units outstanding.
At March 31, 2022, the Company’s issued and outstanding RSUs, which were the Company’s only potentially dilutive securities, have been excluded from the computation of diluted net loss per unit as they would have been anti-dilutive. Therefore, for all periods presented, there is no difference in the number of units used to compute basic and diluted units outstanding due to the Company’s net loss position.
NOTE 11. RELATED-PARTY TRANSACTIONS
The Company entered into multiple related-party loan arrangements prior to 2020 with a member of the Company who holds shares of Class B common stock and is a holder of more tha
n 20%
of the Company’s equity interests. The outstanding balance of the debt from this related party of
$1.2
million was paid in full during 2021. Interest expense related to this debt wa
s $0.1
million for the three months ending March 31, 2021.

Additionally, the Company’s Executive Chairman of the Company’s Board of Directors holds over than 20% beneficial ownership interest in the Company’s common stock.
In connection with the completion of the IPO, the Company entered into a tax receivable agreement (“TRA”) with the continuing Members of RGF. This agreement grants the right for the members to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes or is deemed to realize as a result of an increase in the tax basis of the net assets of the Company resulting from any redemptions or exchanges of interests in RGF, and certain other tax benefits related to payments made under the TRA. As a result of the Company’s net loss position, there were no amounts due under the TRA as of March 31, 2022.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various contracts, in the normal course of business, obligating it to purchase minimum quantities of ingredients used in its production and distribution processes, including cheese, chicken, and other ingredients that are inputs into its finished products. The Company entered into these contracts from time to time to ensure a sufficient supply of raw ingredients. None of these commitments are for durations greater than a year. Accordingly, as of March 31, 2022, the Company had no outstanding long-term commitments.
Legal Matters
The Company is party to certain claims, litigation, audits, and investigations in the ordinary course of business. The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2022 and December 31, 2021, the Company’s management has concluded that it was not necessary to accrue amounts related to any pending litigation.
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
During the quarter ended March 31, 2022, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 59% and 17% of net sales, respectively. During the quarte
r ended
March
 31, 202
2
, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 51% and 19% of net sales, respectively. No other customer accounted for more than 10% of net sales during the periods presented.
Concentration of Credit Risk
Accounts receivable potentially subject the Company to concentrations of credit risk. As of March 31, 2022, three customers accounted for a total of
 55% of the Company’s accounts receivable balance, or 32%, 13%, and 10%, respectively. As of December 31, 2021, three customers accounted for a total of 50% of the Company’s accounts receivable balance, or 25%, 13%, and

13%, respectively. No other customers accounted for more than 10% of total accounts receivable. The Company’s customers are predominantly retailers who sell the Company’s products to end consumers. Given that, along with the Company’s customers being major U.S. retailers, the Company does not consider the concentration of its trade account receivables to be a significant risk.
NOTE 14. EQUITY BASED COMPENSATION
On October 11, 2021, the Company’s board of directors approved the Company’s 2021 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of equity compensation grants to employees, as well as members of its board of directors, in the form of stock options, restricted stock, restricted stock units (“RSU”), and stock appreciation rights (“SARS”), for up to 3,700,000 shares of the Company’s Class A common stock. In addition, the Plan provides for an employee stock purchase program (“ESPP”), also included as part of the 3,700,000 shares authorized under the Plan. During the quarter ended March 31, 2022
,

123,397 additional shares were authorized to grant under the Plan pursuant to an Evergreen provision.
Subsequent to the IPO the Company issued RSUs to certain directors, officers and employees. Each RSU granted constitutes a right to receive one share of the Company’s Class A common stock, subject to the vesting terms specific to each agreement. The shares of the Company’s common stock underlying the number of vested RSUs are intended to be delivered as soon as practicable after vesting occurs. During the period between grant and vesting, the RSUs may not be transferred, and the grantee has no rights as a shareholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If a grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Company’s Compensation Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash). As of March 31, 2022, there were 1,331,592 shares available under the Plan for future equity grants.
Restricted Stock Units issued to Officers and Employees
The following table details the activity related toe equity grants during the quarter ended March 31,

2022:

	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding/Unvested at December 31, 2021	1,113,410	$9.50
Granted	1,378,395	$6.26

Outstanding/Unvested at March 31, 2022	2,491,805
The grant date fair value of grants issues was based on the closing price of the Company’s Class A common stock at the date of granting. Of the total RSUs issued during the quarter 1,131,412 were issued to officers of the Company and 87,072 were issued to the Company’s Directors. The remaining shares were issued to various employees of the Company. All vesting related to RSUs is subject to continued service, with the exception of involuntary terminations for reasons other than cause.
With the exception of the 87,072 RSUs granted to directors, which vest 50% on each of the two anniversary dates of the grants, the RSUs granted during the quarter vest 1/3 on each of the three anniversary dates of the grants.
Equity Compensation Expense
The Company values RSUs (the grant date fair value) based on the closing price of the Company’s Class A common stock on the date the grant is issued, and recognizes the expense related to this value on a straight-line basis over the vesting term. During the quarter ended March 31, 2022 the Company recorded approximately $1.7 million in expense related to outstanding RSU grants. There were no benefits related to income taxes during the period. Unrecognized compensation expense as of March 31, 2022, was $16.9 million, to be recognized over a weighted average period of approximately 2.59 years.

NOTE 15. INCOME TAXES
During the quarter ended March 31, 2022 the Company had provided no amounts related to current income taxes as a result of the net losses incurred. As such only deferred taxes were applicable for quarter, and as a result of the full valuation allowance applied to the deferred tax assets, there were no amounts related to income taxes recognized in the consolidated statement of operations.
The Company’s effective tax rate includes a rate benefit attributable to approximately 24% of the Company’s earnings which are not subject to corporate level taxes, due to the applicable income taxes that are the obligation of the non-controlling
members of RGF. Thus, the effective tax rate on the portion of loss attributable to the Company is 27.9%, before taking into effect the valuation allowance, for the quarter March 31, 2022. There were no deferred taxes related to the quarter ended March 31, 2021 as the Company was a pass through for all periods prior to the IPO.
NOTE 16.
NON-CONTROLLING
INTEREST
In connection with the Reorganization described in Note 1, The Real Good Food Company, Inc. became the sole managing member of RGF and, as a result, consolidates the financial results of RGF. The Real Good Food Company, Inc. reports a non-controlling
interest representing continuing Member interests in RGF. Any future changes in The Real Good Food Company, Inc.’s ownership interest in RGF, while retaining its controlling interest in RGF, will be accounted for as an equity transaction. As such, future redemptions or direct exchanges of RGF interests by the continuing Members will result in a change in ownership and reduce the amount of earnings or loss recorded as a non-controlling
interest, and increase or decrease the balance of additional paid-in
capital concurrently.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of our financial condition and results of operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form
10-Q.
Our future results could differ materially from our historical performance as a result of various factors, such as those discussed in “Risk Factors” in Item 1A of our Annual Report and the section entitled “Forward-Looking Statements” within this Quarterly Report on Form 10-Q.
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
in-home
consumption as a result of the
COVID-19
pandemic (the “Pandemic”). However, consumer spending may shift to the food-away-from-home industry, as the impact of the Pandemic subsides. We believe the trend in in-home
consumption positively affected our sales, given the increase in demand of our retail customers during 2021, which we expect to continue throughout 2022. However, cost challenges have persisted due to supply and recent supply chain disruptions, and as such we are experiencing increases in costs for certain ingredients in our products. In addition, the effects of the Avian flu have adversely impacted the cost of chicken and eggs, as well as created challenges with regards to sourcing. We expect these cost, sourcing and supply chain challenges to continue throughout the year
In addition to the above, we believe that changes in work patterns, such as work being performed outside of the traditional office setting, will continue to contribute to in-home
consumption. The Pandemic also drove significant growth in eCommerce utilization by grocery consumers, and we expect that trend to continue as well. However, should such demand persist, there may be a significant increase in new market entrants within the same space.

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
Gross Profit
Gross profit consists of our net sales less cost of sales. Our cost of sales sold primarily consists of the cost of ingredients for our products, direct and indirect labor cost, co-manufacturing
fees, plant and equipment cost, other manufacturing overhead expense, and depreciation and amortization expense, as well as the cost of packaging our products. Our gross profit margin is impacted by a number of factors, including changes in the cost of ingredients, cost and availability of labor, and factors impacting our ability to efficiently manufacture our products, including through investments in production capacity and automation.
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
Non-Controlling
Interest
As the sole managing member of RGF, we operate and control all of the business and affairs of RGF. Although we have a minority economic interest in RGF, we have a majority voting interest in, and control the management of, RGF. Accordingly, we consolidate the financial results of RGF and report a non-controlling
interest on our consolidated statements of operations, representing the portion of net income or loss attributable to the other members of RGF. The ownership percentages during the period are used to calculate the net income or loss attributable to The Real Good Food Company, Inc. and the non-controlling
interest holders
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
Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
The following table details the results of our operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021	$ Change	% Change
Net sales	$37,576	$16,778	$20,798	124.0%
Cost of sales	33,329	12,765	20,564	161.1%

Gross profit	4,247	4,013	234	5.8%

Operating expenses:
Selling and distribution	5,327	2,919	2,408	82.5%
Marketing	1,786	632	1,154	182.6%
Administrative	5,801	2,820	2,981	105.7%

Total operating expenses	12,914	6,371	6,543	102.7%

Loss from operations	(8,667)	(2,358)	(6,309)	267.6%
Interest expense	890	2,043	(1,153)	(56.4)%

Loss before income taxes	(9,557)	(4,401)	(5,156)	117.2%
Income tax expense	—	—	—

Net Loss	$(9,557)	$(4,401)	$(5,156)	117.2%
Less: net loss attributable to non-controlling interest	(7,263)	—
Preferred return on Series A preferred units	—	146

Net loss attributable to The Real Good Food Company, Inc.	$(2,294)	$(4,547)

Net Sales
Net sales for the three months ended March 31, 2022 increased $20.8 million, or 124.0% to $37.6 million compared to $16.8 million for the prior year period. This increase was primarily due to strong growth in sales volumes of our core products, driven by expansion in the club channel, as well as to greater demand from our existing retail customers.
Cost of Sales
Cost of sales increased approximately $20.6 million, or 161.1%, to $33.3 million, during the three months ended March 31, 2022, as compared to $12.8 million for the prior year period, primarily due to an increase in the sales volume of our products, as well as to an increase in labor and raw material costs. The increase in labor and raw material costs increased primarily due to labor shortages and supply chain pressures related to the impact of the pandemic as well as the conflict in eastern Europe. In addition, the recent outbreak in the avian flu has put further upward pressure on the cost of poultry and eggs. The increases in costs were partially offset by the increase in sales of our self-manufactured products, which yield a higher margin, as well as price increases.
Gross Profit
Gross profit increased $0.2 million to $4.2 million for the three months ended March 31, 2022, compared to $4.0 million for the prior year period. This increase is primarily due to the increase in net sales which was offset by the impacts of inflation described above.

Operating Expenses
Selling and Distribution Expense
The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021	$ change	% Change
Selling and distribution	$5,327	$2,919	$2,408	82.5%
Percentage of net sales	14.2%	17.4%		(3.2)%
Selling and distribution expense increased $2.4 million, or 82.5%, for the three months ended March 31, 2022, as compared to the prior year period. Selling and distribution expense increased primarily due to an increase in selling expenses related to the increase in sales, and, to a lesser extent, an increase in industry freight rates. Selling and distribution expense decreased as a percentage of net sales due to gaining economies of scale with regards to our operations and successful execution of the company’s strategy to reduce distribution costs.
Marketing Expense
The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021	$ change	% Change
Marketing	$1,786	$632	$1,154	182.6%
Percentage of net sales	4.8%	3.8%		1.0%
Marketing expense increased $1.2 million, or 182.6%, during the three months ended March 31, 2022, as compared to the prior year period. Marketing expense increased primarily due to an increase in advertising and promotional costs we incurred to increase household awareness of our brand as well as support our sales growth. Marketing expense increased as a percentage of sales primarily as we increased the intensity of the aforementioned efforts during this year’s quarter.
Administrative Expense
The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021	$ change	% Change
Administrative	$5,801	$2,820	$2,981	105.7%
Percentage of net sales	15.4%	16.8%		(1.4)%
Administrative expense increased $3.0 million, or 105.7% during the three months ended March 31, 2022, as compared to the prior year period. This increase was primarily driven by expenses related to being a publicly owned company as well as to equity compensation expense and other personnel related expenses incurred in support our of growth. Additionally, we incurred approximately $1.0 million in expenses to bring our new manufacturing facility in Bolingbrook in full operation.
Loss from Operations
As a result of the foregoing, loss from operations increased $6.3 million, or 267.6% to $8.7 million for the three months ended March 31, 2022, compared to a loss from operations of $2.4 million for the prior year period. Loss from operations as a percentage of sales was (23%) for the current period, compared to (14%) for the prior year period.
Interest Expense
Interest expense decreased $1.2 million, or 56.4%, to $0.9 million during the three months ended March 31, 2022, as compared to $2.0 million for the prior year period. The decrease in interest expense during the 2021 period, was primarily due to lower costs of borrowing as well as having significantly less debt during the quarter ended March 31, 2022 as compared to the prior year period.

Net Loss
As a result of the foregoing, our net loss increased $5.1 million, or 117.2%, to $9.6 million during the three months ended March 31, 2022, compared to a net loss of $4.4 million for the prior year period.
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
As of March 31, 2022, we had $14.4 million in cash (which includes restricted cash of $2.3 million), current debt obligations of $0.3 million, and long-term debt obligations of $34.2 million. Additionally, as of March 31, 2022, we had current and long-term business acquisition liabilities of $1.0 million and $3.1 million, respectively. We believe that our cash on-hand
and cash received from operations, together with borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures and debt service requirements for the remainder of 2022 as well as the foreseeable future. We expect to make future capital expenditures of approximately $1.0 million to $3.0 million in connection with the enhancement of our current production capabilities during the remainder of 2022.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	March 31,
	2022	2021
(In thousands)
Net cash (used in) provided by operating activities	$(6,189)	$696
Net cash used in investing activities	(3,647)	(537)
Net cash used in financing activities	(5,536)	(163)

Net decrease in cash and cash equivalents	(15,372)	(4)
Cash and cash equivalents at beginning of period	29,745	28

Cash and cash equivalents at end of period	$14,373	$24

Net Cash Used in Operating Activities
Cash used in operating activities was $6.2 million during the three months ended March 31, 2022, as compared to cash provided by operating activities of $0.7 million for the three months ended March 31, 2021. The increase in cash used in operating activities is primarily due to the increase in our net loss during the 2022 period.
Net Cash Used in Investing Activities
During the three months March 31, 2022 and 2021, net cash used in investing activities was $3.6 million and $0.5 million, respectively. Cash used in investing activities during the quarter ended March 31, 2022 were primarily related to equipment for our Bolingbrook facility, necessary to render the facility fully operational by the end of the second quarter of 2022. Our capital expenditures during the quarter ended March 31, 2021 were primarily related to equipment purchases in connection with the newly acquired SSRE facility.

Net Cash Used in Financing Activities
Net cash used in financing activities totaled $5.5 million during the three months ended March 31, 2022, as compared to net cash used in financing activities of $0.2 million during the same period last year. This increase was primarily due to the $7.1 million in payments made to our acquisition liability incurred in connection with our SSRE acquisition, offset in part, with an increase in borrowing on our credit line of $1.9 million during the quarter ended March 31, 2022.
Contractual obligations
As of March 31, 2022, there were no material changes in payments due under contractual obligations from those disclosed in our Annual Report.
Off-Balance
Sheet Arrangements
We do not have any
off-balance
sheet arrangements.
New accounting standards
For discussion of new accounting standards, see Note 2 to the Financial Statements, “Summary of Significant Accounting Policies and New Accounting Standards,” in Part I, Item 1, of this Quarterly Report on Form
10-Q.
Critical Accounting Policies and Estimates
There were no material changes to the critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements which are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events and are therefore subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our expected revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Such statements are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking
statements. For additional information of the risks and uncertainties that may impact our forward-looking statements, refer to the section entitled “Risk Factors” in our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures” as such term is defined in Rule
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
During the period ended March 31, 2022, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2022.
PART
II-
OTHER INFORMATION

Item 1.	Legal Proceedings
Information required by this Item is incorporated herein by reference to Note 12 to the Financial Statements,
Commitments and Contingencies
, in Part I, Item 1, of this Quarterly Report on Form
10-Q.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report on Form
10-Q,
you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results.
There were no material changes in the Company’s risk factors from the risks disclosed in the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2022	By:	/s/ Gerard Law
Gerard Law
Chief Executive Officer
(Principal Executive Officer)

May 16, 2022	By:	/s/ Akshay Jagdale
Akshay Jagdale
Chief Financial Officer
(Principal Financial and Accounting Officer)