Form 10-Q
period 2022-06-30
Real Good Food Company, Inc.
filed 2022-08-15
CIK 1871149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90d days.    Yes  ☒    No  ☐
Indicate by check mark whether the registra
n
t has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 15, 2022, there
were 6,169,885 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 19,577,681 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

THE REAL GOOD FOOD COMPANY, INC.

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$10,339	$27,435
Accounts receivable, net	13,356	8,968
Inventories	32,719	16,622
Other current assets	5,257	9,927

Total current assets	61,671	62,952
Property and equipment, net	32,463	10,289
Operating lease right-of-use assets	11,576	12,127
Deferred loan costs	721	818
Goodwill	12,486	12,486
Restricted cash	2,310	2,310
Other non-current assets	187	1,162

Total assets	$121,414	$102,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,055	$15,205
Operating lease liabilities	1,555	1,040
Finance lease liabilities	2,167	198
Business acquisition liabilities, current portion	893	8,111
Accrued and other current liabilities	4,690	6,763
Current portion of long-term debt	348	328

Total current liabilities	28,708	31,645
Revolving line of credit/capex line	44,679	17,501
Lease line of credit	5,587	7,258
Long-term operating lease liabilities	10,778	11,249
Long-term finance lease liabilities	14,773	154
Long-term business acquisition liabilities	3,116	3,352

Total liabilities	107,641	71,159

Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, $ 0.0001 par value - 100,000,000 shares authorized; 6,169,885 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Class B common stock, $0.0001 par value - 25,000,000 shares authorized; 19,577,681 shares issued and outstanding as of June 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	53,125	49,693
Accumulated deficit	(15,098)	(10,143)

Total stockholders’ equity attributable to The Real Good Food Company, Inc.	38,030	39,553
Non-controlling interest	(24,257)	(8,568)

Total stockholders’ equity attributable to The Real Good Food Company, Inc.	13,773	30,985

Total liabilities and stockholders’ equity	$121,414	$102,144

See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Operations
(In thousands, except share/unit and per share/unit data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Net sales	$30,809	$18,685	$68,385	$35,463
Cost of sales	28,458	16,023	61,787	28,788

Gross profit	2,351	2,662	6,598	6,675

Operating expenses:
Selling and distribution	4,909	3,049	10,236	5,968
Marketing	1,172	755	2,958	1,387
Administrative	6,089	2,982	11,867	5,802

Total operating expenses	12,170	6,786	25,061	13,157

Loss from operations	(9,819)	(4,124)	(18,463)	(6,482)
Interest expense	1,291	1,440	2,181	3,483
Change in fair value of convertible debt	—	370	—	370

Loss before income taxes	(11,110)	(5,934)	(20,644)	(10,335)
Income tax expense	—	—	—	—

Net loss	$(11,110)	$(5,934)	$(20,644)	$(10,335)
Less: net loss attributable to non-controlling interest	(8,449)	—	(15,689)	—
Preferred return on Series A preferred units	—	146	—	292

Net loss attributable to The Real Good Food Company, Inc.	$(2,661)	$(6,080)	$(4,955)	$(10,627)

Net loss per common unit (basic and diluted)	$(0.43)	$(0.69)	$(0.80)	$(1.21)

Weighted-average common units outstanding (basic and diluted)	6,169,885	8,800,132	6,169,885	8,800,132

See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Stockholders’ Equity/Members’ Deficit
(In thousands except for share data)
			Class A Common Stock		Class B Common Stock
	Members’ Equity	Members’ Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance, March 31, 2022	$—	$—	6,169,885	$1	19,577,681	$2	$51,392	$(12,437)	$(15,808)	$23,150
Net loss	—	—	—	—	—	—	—	(2,661)	(8,449)	(11,110)
Equity-based compensation	—	—	—	—	—	—	1,733	—	—	1,733

Balance, June 30, 2022	$—	$—	6,169,885	$1	19,577,681	$2	$53,125	$(15,098)	$(24,257)	$13,773

			Class A Common Stock		Class B Common Stock
	Members’ Equity	Members’ Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance, December 31, 2021	$—	$—	6,169,885	$1	19,577,681	$2	$49,693	$(10,143)	$(8,568)	$30,985
Net loss	—	—	—	—	—	—	—	(4,955)	(15,689)	(20,644)
Equity-based compensation	—	—	—	—	—	—	3,432	—	—	3,432

Balance, June 30, 2022	$—	$—	6,169,885	$1	19,577,681	$2	$53,125	$(15,098)	$(24,257)	$13,773

			Class A Common Stock		Class B Common Stock
	Members’ Equity	Members’ Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance, December 31, 2020	$9,065	$(39,232)	—	$—	—	$—	$—	$—	$—	$(30,167)
Net loss	—	(10,335)	—	—	—	—	—	—	—	(10,335)

Balance, June 30, 2021	$9,065	$(49,567)	—	$—	—	$—	$—	$—	$—	$(40,502)

			Class A Common Stock		Class B Common Stock
	Members’ Equity	Members’ Accumulated Deficit	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance, March 31, 2021	$9,065	$(43,633)	—	$—	—	$—	$—	$—	$—	$(34,568)
Net loss	—	(5,934)	—	—	—	—	—	—	—	(5,934)

Balance, June 30, 2021	$9,065	$(49,567)	—	$—	—	$—	$—	$—	$—	$(40,502)

See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,644)	$(10,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804	447
Amortization of loan costs	487	1,303
Non-cash interest and debt fees	1,117	1,773
Equity compensation expense	3,432	—
Remeasurement of contingent consideration in business combinations	—	73
Change in fair value of convertible debt	—	370
Changes in operating assets and liabilities:
Accounts receivable, net	(4,388)	(1,068)
Inventories	(16,097)	3,677
Other current and noncurrent assets	5,645	(279)
Accounts payable and accrued expenses	1,179	2,803
Operating and finance lease liabilities, current and long-term	(1,632)	—

Net cash used in operating activities	(30,097)	(1,236)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(1,633)
Purchase of property and equipment	(3,630)	(895)

Net cash used in investing activities	(3,630)	(2,528)

Cash flows from financing activities:
Proceeds from line of credit borrowings	29,449	—
Payment on line of credit borrowings	(5,085)	—
Payments on acquisition related contingent consideration	(7,125)	—
Payments on acquisition related term loan	(502)	—
Payments on finance lease liabilities	(106)	(76)
Proceeds from debt	—	4,186
Proceeds from convertible notes	—	35,000
Payments on debt	—	(34,242)
Payments of deferred offering cost	—	(478)

Net cash provided by financing activities	16,631	4,390

Net (decrease) increase in cash and restricted cash	(17,096)	626
Beginning cash and restricted cash	29,745	28

Ending cash and restricted cash	$12,649	$654

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,500	$305
Supplemental disclosures of noncash investing and financing activities:
Net liabilities assumed from business combination	$—	$15,209
Lease liabilities arising from obtaining right-of-use assets	$—	$4,250
Purchase of property and equipment in accounts payable and accrued liabilities	$978	$77
Deferred offering costs in accounts payable and accrued liabilities	$—	$283
Purchase of property and equipment in lease line of credit	$18,370	$—
See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Organization
The Real Good Food Company, Inc. was formed as a Delaware corporation on June 2, 2021 under the name “Project Clean, Inc.” for the purpose of completing an initial public offering (the “IPO”) and related organizational transactions in order to carry on the business of Real Good Foods, LLC (“RGF”), a Delaware limited liability company and the sole subsidiary of The Real Good Food Company, Inc. (RGF, together with The Real Good Food Company, Inc., the “Company”).
On November 9, 2021, the Company completed an initial public offering (“IPO”) of 5,333,333 shares of The Real Good Food Company, Inc.’s Class A common stock at an offering price at $12.00 per share. The Company received approximately $59.5 million of proceeds, net of underwriting discounts and commissions and before offering expenses of $3.9 million. In connection with the IPO, the Company completed a reorganization (the Reorganization”) among The Real Good Food Company, Inc., RGF, and the members of RGF immediately prior to the IPO (the “Members”). As part of the Reorganization, the Members became holders of Class B units of RGF and were issued shares of Class B common stock of The Real Good Food Company, Inc., which convey voting rights in The Real Good Food Company,
Inc. on
a one-to-one basis
with the number of Class B units they held in RGF. As a result of the Reorganization and IPO, the Members collectively controlled approximately 76% of the direct and indirect voting interest in the Company following the IPO, which remained unchanged as of June 30, 2022.
Prior to the consummation of the IPO and Reorganization, RGF was owned entirely by the Members and operated its business through itself and no other entities. The following transactions occurred in connection with the Reorganization and IPO:

•	Project Clean, Inc. changed its name to The Real Good Food Company, Inc. on October 7, 2021;

•	The Real Good Food Company, Inc. adopted an amended and restated certificate of incorporation to, among other things, provide for Class A common stock and Class B common stock;

•
The Real Good Food Company, Inc. used all of the net proceeds it received from the IPO to acquire Class A units of RGF at a purchase price per Class A unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions, collectively representing 24% of the economic interests and all of the voting interests in the Reorganization of RGF’s outstanding units, including both Class A units and Class B units, following the IPO. RGF in turn used all of the net proceeds it received from The Real Good Food Company, Inc. for its continuing operations; and

•	The Real Good Food Company, Inc. became a holding company and the sole managing member of RGF, which has continued to operate the Company’s business.
Description of Business
The Company is a frozen food company that develops, markets, and manufactures foods that are designed to be high in protein, low in sugar, and gluten- and grain-free. The Company, along with its co-manufacturers, produce
breakfast sandwiches, entrées, and other products, which are primarily sold in the U.S. frozen food category, excluding frozen and refrigerated meat. The Company’s customers include retailers, which primarily sell its products through natural and conventional grocery, drug, club, and mass merchandise stores throughout the United States. The Company also sells its products through its
e-commerce channel,
which
includes direct-to-consumer sales
through its website, as well as sales through its retail customers’ online platforms.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS
Basis of Presentation
The unaudited consolidated financial information for the three and six months ended June 30, 2022 and 2021, is presented on the same basis as the financial statements included in the Company’s Annual Report on
Form 10-K
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
In accordance with the reverse acquisition guidance in as set forth by the Financial Accounting Standards Board (“FASB”), the financial statements of The Real Good Food Company, Inc. (the accounting acquiree) for the three and six months ended June 30, 2021, are a continuation of the financial statements of RGF (the accounting acquirer), adjusted to retroactively change RGF’s legal capital to reflect the legal capital of The Real Good Food Company, Inc. This adjustment was calculated based upon the partnership unit to share exchange ratio of
139.78

new shares of Company common stock for every unit of RGF’s previously issued and outstanding equity. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of The Real Good Food Company, Inc. The legal capital as of June 30, 2022 reflects the legal capital of The Real Good Food Company, Inc. after the acquisition date and therefore requires no adjustment.
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
Segment Reporting and Geographical Information
For the three and six months ended June 30, 2022 and 2021, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company does not have reportable segments. Additionally, all of the Company’s assets are maintained in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity period of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions. There were no cash equivalents as of June 30, 2022, and December 31, 2021.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash
The Company considers cash which is not freely available for immediate use, and that is held for a specific purpose, to be restricted cash. If the terms dictating the restriction require the restricted cash to be considered as such beyond twelve months, the Company classifies that restricted cash as a noncurrent asset due to its inability to provide liquidity within one year. As of June 30, 2022, the Company had approximately
$2.3 million of restricted cash, all of which was classified as noncurrent. The entirety of the

$2.3
million of restricted cash relates to a letter of credit opened in connection with the Company’s new manufacturing facility in Bolingbrook, IL. Amounts will be released for the Company’s use proportionately over a three-year period beginning in January 2023.
The below table reconciles cash and restricted cash to amounts shown in the Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2022
Cash	$10,339
Restricted cash	2,310

Total cash reported in statements of cash flows	$12,649

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for estimated variable consideration and amounts payable to customers for slotting, which are fees assessed by customers for the cost of accepting new products into their store. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and if it deems necessary, maintains an allowance for credit losses resulting from the non-collection of
customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, trends specific to the customer, and current and expected general economic conditions that may affect a customer’s ability to pay. Customer balances are written off after all collection efforts are exhausted. The amounts recorded for reserves for credit losses for the three months ended June 30, 2022 and 2021 were de minimis.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company records sales and other reductions in inventory through cost of sales using the first-in,
first-out method.
The cost of finished goods inventories includes ingredients, direct labor, freight-in for
ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company writes down its inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of inventories and estimated net realizable value. These estimates are based on management’s judgment about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. The Company did not have a write-down of inventory during the three and six months ended June 30, 2022. Amounts related to the write-down of inventory during the three and six months ended June 30, 2021 were $0 and $0.6 million, respectively.
Property and Equipment
Property and equipment are stated at acquisition cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight- line method typically over the following range of estimated useful lives of the assets as follows:

Estimated Useful Lives
Computers	3 years
Office equipment	5 years
Machinery and equipment	5 – 10 years

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs. Variable payments are determined based on a percentage allocation determined by the landlord and are immaterial for the three and six months ended June 30, 2022 and 2021.
The Company’s lease agreements do not include significant restrictions or covenants, and residual value guarantees are generally not included within its leases.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In connection with the PPA, the Company recognized a reduction in net sales of $0 and $0.1 million during the three and six months ended June 30, 2021
Revenue Recognition
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
Any taxes collected on behalf of government authorities, such as sales tax, are excluded from net sales, and recorded as a liability due to the particular authority.
The Company applies the practical expedient that allows it to exclude disclosure of performance obligations that are part of a contract that has an expected duration of one year or less. The Company’s contracts are all short term in nature, therefore there are no unsatisfied performance obligations requiring disclosure as of June 30, 2022.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets
The Company has elected the practical expedient which allows costs incurred in connection with obtaining a contract to be expensed as incurred for those contracts with a duration of one year or less. For those contracts which have a duration of greater than one year, the Company capitalizes those costs and amortized them over the duration of the agreement. As of June 30, 2022 and December 31, 2021, there were no contract assets recognized.
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Cost of sales reflects cost incurred for inbound freight on ingredients to be used in production. Internal freight costs included in selling and distribution expenses consist primarily of those costs associated with moving products from production facilities through the Company’s distribution network. Total internal freight costs recorded within selling and distribution expenses were $1.2 million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $1.0 million during the six months ended June, 2022 and 2021, respectively.
Shipping and handling costs associated with outbound freight are included within selling and distribution expenses and are accounted for as a fulfillment cost as incurred. Total of these costs recorded within selling and distribution expenses were $2.6 million and $1.6 million during the three months ended June 30, 2022 and 2021, respectively, and $5.3 million and $3.2 million during the six months ended June 30, 2022 and 2021, respectively.
Marketing Expenses
Marketing costs are expensed as incurred. The Company incurred $1.2 million and $0.8 million during the
three months ended June 30, 2022 and 2021, respectively, and $3.0 million and $1.4 million during the
six months ended June 30, 2022 and 2021, respectively. Marketing costs are recorded in Operating expenses in the Company’s consolidated statements of operations.
Research and Development Expenses
Research and development expenses are recorded in administrative expense in the statements of operations as incurred. During the three months ended June 30, 2022 and 2021, the Company incurred $1.6 million and $0.8 million of research and development expenses, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred $1.8 million and $1.5 million of research and development expenses, respectively.
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

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Income Taxes
For periods prior to the Company’ IPO, the Company was solely a pass-through entity for federal income tax purposes, being a partnership, and as such income taxes related to the Company’s operations were the responsibility of those who held partnership interests in the Company. Accordingly, the Company did not have any expense related to federal income taxes during the three and six months ended June 30, 2021. Additionally, there were no deferred income taxes related to state and local level income taxes for that same period. For periods subsequent to the IPO, as described above in Note 1, Organization and Description of Business, the Company’s structure became one commonly referred to as an “Up-C” structure,
which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business.
The Up-C structure
allows the members of the operating company, in this instance the Members of RGF, to continue to realize tax benefits in a similar fashion as was realized prior to the IPO, proportionate to their Membership interest, and the Company will be subject to both Federal and State taxes on the portion of earnings applicable to its controlling interest in RGF of 24%.
Given the foregoing, the Company is subject to income tax on operating results related to the period November 4,
2021, through June 30, 2022, limited to its controlling interest in RGF of 24%. During this time the Company accounted for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.
The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of deferred tax assets by assessing the likelihood that deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, historical results are considered along with certain assumptions related to future earnings. As of June 30, 2022, the Company applied a full valuation allowance against all recognized deferred tax assets, resulting in a zero balance on the Consolidated Balance Sheets. If it is later determined that in the future that it is more likely than not that certain deferred tax assets may be fully utilized, the valuation allowance applicable to that particular deferred tax asset would be reversed and recognized through earnings in the period the determination was made. Any reversal of a valuation allowance would result in the reduction of the Company’s provision for income taxes in the period of reversal.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2022 and 2021, amounts provided for state income taxes were de minimis.
Loss per Share/Unit
Loss per share/unit is computed by dividing the Company’s net loss, after deducting any dividends on preferred units or accumulated returns on cumulative preferred units, by the weighted-average number of common shares or units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. For periods prior to the Company’s IPO on November 9, 2021, the Company utilized the two-class method
in computing loss per unit as Series Seed preferred units were participating. Preferred unit holders participated in income but were not obligated to participate in losses, thus the two-class
method did not impact the loss per unit calculation for the period ended June 30, 2021, due to the net losses incurred in the period. Subsequent to the IPO, equity interests in the Company consisted of Class A common stock and Class B common stock. As shares of Class B common stock do not share in the earnings or losses of the Company they are not considered participating securities. As such, a separate presentation of basic and diluted net loss per share for each of Class B common stock under the two-class method
has not been presented. See Note 10, Loss Per Share/Unit.
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
NOTE 3. REVENUE RECOGNITION
Disaggregation of Net Sales

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a disaggregation of the Company’s net sales by revenue source. The Company believes that these revenue streams most appropriately depict the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with its customers.

	Three Months Ended June 30		Six Months Ended June 30
(in 000s)	2022	2021	2022	2021
Entrees	$26,733	$14,522	$59,978	$26,907
Breakfast	2,932	1,576	5,839	3,212
Pizza and snacks	1,144	2,587	2,568	5,344

Total net sales	$30,809	$18,685	$68,385	$35,463

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
The Company applies the practical expedient that allows for companies to exclude disclosing performance obligations that are unsatisfied as of the period end, that are expected to be satisfied in a duration of one year or less of that date. Given that the Company’s contracts are generally short term in nature, there are no unsatisfied performance obligations requiring disclosure at June 30, 2022.
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are obligations to transfer goods or services to a customer for which the Company has received consideration, or for which an amount of consideration is due from the customer. The Company continually evaluates whether its contractual arrangements with customers result in the recognition of contract assets or liabilities. For the periods ending June 30, 2022 and December 31, 2021, there were no contract assets or liabilities recognized.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. BUSINESS COMBINATIONS
During the year ended December 31, 2020, SSRE Holdings, LLC (“SSRE”), the previous lessee of the City of Industry Facility, and one of the Company’s
largest co-manufacturers,
experienced financial hardship as a result of the impacts of the
COVID-19 pandemic,
which resulted in SSRE defaulting on their facility lease, as well as a defaulting on their credit agreement with PMC Financial Services, LLC (“PMC”), under which SSRE had secured its borrowings with certain assets, including food manufacturing equipment, raw materials, and finished goods inventory. The lease was subsequently reassigned by the landlord to LO Entertainment, LLC (“LO Entertainment”), and on January 4, 2021, the Company entered into a transfer agreement with LO Entertainment to sublease the premises and take possession of equipment and inventory on the premises in exchange for deferred payments totaling $12.5 million. Of this amount, the $10.0 million was considered contingent consideration, and the remaining $2.5 million being deferred payments to be paid in instalments through June 2022. At December 31, 2021, the balance of this contingent consideration was $7.0 million, of which the entire balance was paid during the six months ended June 30, 2022. At June 30, 2022, no deferred payments were remaining.
These agreements (collectively the “Transaction”) represent the acquisition of the co-manufacturing business
belonging to SSRE. The Transaction closed on March 10, 2021. To fund a portion of the Transaction, the Company entered into an agreement with PMC in February 2021 to obtain a term loan of $4.5 million with payments due over 54 months commencing on September 30, 2021, and interest-only payments commencing at the close of the Transaction. The term loan shall bear interest at an annual rate equal to the greater of the prime rate announced by Wells Fargo Bank, N.A., or 3.3%, plus 8.6% per annum. Related interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021 and is included as a component of total interest expense.
The balance of this term loan at June 30, 2022 was $4.0 million, and is included as a component of business acquisition liabilities, of which $0.9 million represents the current portion and $3.1 represents the long-term portion.
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

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The goodwill recorded in this transaction is deductible for income tax purposes. The results of operations of the acquired co-manufacturing business
from March 11, 2021 through June 30, 2022 have been reflected within the Company’s consolidated financial statements. As of June 30, 2022 there has been no change to the $12.5 million balance of goodwill.
For the six months ended June 30, 2021, the Company recorded acquisition-related expenses associated with the Transaction of $34 thousand, as a component of administrative expense in the consolidated statements of operations.
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
NOTE 5. INVENTORIES
Inventories as of June 30, 2022 and December 31, 2021, consisted of the following:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Ingredients and supplies	$15,886	$6,646
Finished goods	16,833	9,976

Total inventories	$32,719	$16,622

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2022 and December 31, 2021 consisted of the following:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Computer equipment	$122	$106
Vehicles	164	69
Machinery and equipment	27,027	8,829
Leasehold improvements and office equipment	695	519

Total property and equipment	28,008	9,520
Less: accumulated depreciation	(2,722)	(2,571)

Subtotal	25,286	6,949
Construction in progress	7,177	3,340

Property and equipment, net	$32,463	$10,289

Depreciation and amortization expense was $0.4 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense was
$0.8 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LEASES
The Company has various finance leases for equipment and operating leases for office and warehouse space, as well as equipment. The Company’s lease agreements do not contain any material residual value guarantees, bargain purchase options, or restrictive covenants. Variable lease costs were not significant for the periods presented.
Operating lease liabilities and their corresponding ROU ass
e
ts are recorded at the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts was not readily determinable. As such, the Company used an incremental borrowing rate based on the information available at inception date. In the development of the discount rate, the Company considered its internal borrowing rate, treasury security rates, collateral, and credit risk specific to it, and its lease portfolio characteristics. As of June 30, 2022 and 2021, the weighted-average discount rate of the Company’s operating and finance leases was 9% and 7%, respectively. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs	$432	$218	$1,024	$299
Finance lease costs:
Amortization of ROU assets	65	44	133	94
Interest on lease liabilities	8	4	18	8
Short-term lease costs	—	—	146	214

Total lease costs	$505	$266	$1,321	$615

Supplemental balance sheet information related to leases is as follows:

		As of June 30,	As of December 31,
(in thousands)		2022	2021
Assets	Balance Sheet Location
Operating lease right-of-use assets	Operating lease right-of-use assets	$11,576	$12,127
Finance lease right-of-use assets	Property and equipment, net	17,563	822

Total lease assets		$29,139	$12,949

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$1,555	$1,040
Finance lease liabilities	Financing lease liabilities	2,167	198
Noncurrent:
Operating lease liabilities	Long term operating lease liabilities	10,778	11,249
Finance lease liabilities	Long term finance lease liabilities	14,773	154

Total lease liabilities		$29,273	$12,641

	Six Months Ended June 30,
	2022	2021
(in thousands)
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$581	$212
Operating cash flows from finance leases	$18	$8
Financing cash flows from finance lease	$106	$76
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$18,370	$4,250

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of the Company’s operating and finance lease liabilities as of June 30, 2022 were as follows:

(in thousands)	Operating Leases	Finance Leases
Remaining of 2022	$1,142	$1,893
2023	2,341	3,221
2024	2,402	3,058
2025	2,456	3,058
2026	2,291	3,058
Thereafter	5,161	7,390

Total future lease payments	15,793	21,678
Less: imputed interest	(3,460)	(4,738)

Present value of lease obligations	12,333	16,940

As of June 30, 2022, the weighted-average remaining term of our operating and finance leases were approximately 6.50 years and 6.75 years, respectively.
NOTE 8. DEBT
Long-term debt consisted of the following as of June 30, 2022 and December 31,
2021:

(in thousands)	Maturity Date	Interest Rate	As of June 30, 2022	As of December 31, 2021
PMC Revolver	November 2025	Prime rate plus 3.5%	$39,920	$14,227
PMC CapEx Line	November 2025	Prime rate plus 8.5%	5,107	3,602
PMC Lease Line of Credit	November 2025	Prime rate plus 8.5%	5,587	7,258

			50,614	250,87
	Less: current maturities of long-term debt		348	328

Long-term debt			$50,266	$24,759

PMC Credit Facility
On June 30, 2016, the Company entered into a loan an
d
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
(the “CapEx Line”). The Credit Facility was further amended to allow for additional borrowings related to equipment to be covered under certain lease agreements (the “Lease Line of Credit”). Outstanding balances under the Revolver bear interest at an annual rate equal to the prime rate announced by Wells Fargo Bank, N.A. plus
 3.5%
per annum. Outstanding balances under the CapEx Line and Lease Line of Credit bear interest at an annual rate equal to the prime rate announced by Wells Fargo Bank, N.A., plus
 8.5%
per annum. The Credit Facility contains no financial covenants and is collateralized by the Company’s accounts receivable, inventory, equipment, deposit accounts, and general intangibles. The intent of the Lease Line of Credit is to provide funds necessary to begin production on equipment which will aggregate and be converted into a lease liability upon the equipment being fully assembled and operational.
At June 30, 2022, a portion of the Credit Facility equipment was placed in service and therefore the related line of credit balance was converted to a finance lease (see Note 7).

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred an aggregate of
 $2.0
million in “success fees” in connection with the Credit Facility, which it paid to PMC during 2021. These success fees were recorded as deferred loan costs, a component of non-current assets, on the Company’s balance sheet. The unamortized balance of these fees as of June 30, 2022 was
 $0.7
million, which will be charged to interest expense ratably over the remainder of the borrowing term.
The amortization expense related to these deferred loan costs was $0.1 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. The amortization expense related to these deferred loan costs was $0.2 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.
The Credit Facility, as amended, also provides for
 $4.0
million in borrowing capacity under the CapEx Line, which borrowing capacity is supplemented by the Lease Line of Credit. The Company is required to make monthly payments of
 $38,300,
which include both principal and interest, on the PMC CapEx Line through its maturity date.
The weighted average interest rates for the Company’s debt, by loan type, applicable for the six months ended June 30, 2022, is as follows:

PMC Revolver	7.4%
PMC CapEx Line	12.4%
PMC Lease Line of Credit	12.4%
Contractual future payments for all borrowings as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$600
2023	370
2024	417
2025	49,227

Total payments outstanding	$50,614

NOTE 9. EQUITY
Subsequent to the Company’s IPO on November 9, 2021, equity interests in the Company consist of Class A common stock and Class B common stock. Shares of Class A and B common stock have
e
qual voting rights, however, shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted net income (loss) per share for each of Class B common stock under the two-class method
has not been presented.
For purposes of calculating earnings per share, the prior period unit amounts have been retroactively adjusted to give effect to the aforementioned Reorganization in Note 1, Organization and Description of Business. The computations of earnings per share for the three months ended June 30, 2021 reflect
a
139.78
-for-one exchange
ratio which when applied to the Common Units used in the prior year earnings per share calculation resulted in
8,800,132
 Common Units used in the earnings per share calculation for the prior year. The entirety of outstanding units prior to the Reorganization, including Series A preferred units and Series Seed preferred units, were converted to Class B units which aggregated.
Prior to the Company’s IPO, equity interests in the Company consisted of common units of, Series A preferred units, and Series Seed preferred units. All units had equal voting rights. Upon consummation of the Company’s IPO all units were converted into 14,422,924
Class B common stock. Class B commons shares convey no economic interest in the Company; however, they represent

76
% of the voting rights of the Company.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the components of member equity as of June 30, 2021, and the impact of the reorganization at the time of the
IPO:

(in thousands)	Dollar Value	Effect of Reorganization	Post Reorganization
Common units	$1,013	$(1,013)	$—
Series A preferred units	7,337	(7,337)	—
Series Seed preferred units	715	(715)	—
Members equity November 9, 2021	—	—	9,065

Total	$9,065	$(9,065)	$9,065

NOTE 10. LOSS PER SHARE/UNIT
The following table sets forth the computation of loss per share/
unit:

(in thousands)	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Numerator:
Net Loss (1)	$(11,110)	$(5,934)	$(20,644)	$(10,335)
Less: net loss attributable to non-controlling interest	(8,449)	—	(15,689)	—
Less: Series A preferred dividends	—	146	—	292

Net loss attributable to common share/unitholders	$(2,661)	$(6,080)	$(4,955)	$(10,627)

Denominator:
Weighted-average shares/units outstanding (2)	6,169,885	8,800,132	6,169,885	8,800,132
Loss per common share/unit	$(0.43)	$(0.69)	$(0.80)	$(1.21)

(1)
Net loss per this table represents net loss attributable to the Real Good Food Company, Inc., for the three and six months ended June 30, 2022, and net loss attributable to RGF, the predecessor company, for the three and six months ended June 30, 2021.

(2)	Amounts for the 2022 represent shares of Class A common stock outstanding. Amounts for 2021 represent Common Units outstanding.
As of June 30, 2022, the Company’s issued and outstanding RSUs, which were the Company’s only potentially dilutive securities, have been excluded from the computation of diluted net loss per unit as they would have been anti-dilutive. Therefore, for all periods presented, there is no difference in the number of units used to compute basic and diluted units outstanding due to the Company’s net loss position.
NOTE 11. RELATED-PARTY TRANSACTIONS
The Company entered into multiple related-party loan arrangements prior to 2020 with a member of the Company who holds shares of Class B common stock and is a holder of more than 20% of the Company’s equity interests. The outstanding balance of the debt from this related party of $1.2 million was paid in full during 2021. Interest expense related to this debt was $54 thousand for the three and six months ending June 30, 2021, respectively.
Additionally, the Company’s Executive Chairman of its board of directors holds more than
 20% beneficial ownership interest in the Company’s common stock.
In connection with the completion of the IPO, the Company entered into a tax receivable agreement (“TRA”) with the continuing Members of RGF. This agreement grants the Members the right to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes or is deemed to realize as a result of an increase in the tax basis of the net assets of the Company resulting from any redemptions or exchanges of interests in RGF, and certain other tax benefits related to payments made under the TRA. As a result of the Company’s net loss position, there were no amounts due under the TRA as of June 30, 2022.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various contracts, in the normal course of business, obligating it to purchase minimum quantities of ingredients used in its production and distribution processes, including cheese, chicken, and other ingredients that are inputs into its finished products. The Company entered into these contracts from time to time to ensure a sufficient supply of raw ingredients. None of these commitments are for durations greater than a year. Accordingly, as of June 30, 2022, the Company had no outstanding long-term commitments.
Legal Matters
The Company is party to certain claims, litigation, audits, and investigations in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the outcome, these ordinary course matters can have an adverse impact on us because of legal costs, diversion of management’s time and resources, and other factors. The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2022 and December 31, 2021, the Company’s management has concluded that it was not necessary to accrue amounts related to any pending litigation.
NOTE 13. RISKS OF UNCERTAINTIES AND CONCENTRATION OF CREDIT RISK
Significant Risks and Uncertainties
The Company is subject to those risks common to brand
s
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
During the
six months
ended June 30, 2022, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 51% and 22% of net sales, respectively. During the six months
ended June 30, 2021, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 54% and 18% of net sales, respectively. No other customer accounted for more than 10% of net sales during the periods presented.
Concentration of Credit Risk
Accounts receivable potentially subject the Company to concentrations of credit risk. As of June 30, 2022, four customers accounted for a total of 68% of the Company’s accounts receivable balance, or 21%, 19%, 15% and 15%, respectively. As of December 31, 2021, three customers accounted for a total of 50% of the Company’s accounts receivable balance, or 25%, 13%, and 13%, respectively. No other customers accounted for more than 10% of total accounts receivable. The Company’s customers are predominantly retailers who sell the Company’s products to end consumers. Given that, along with the Company’s customers being major U.S. retailers, the Company does not consider the concentration of its trade account receivables to be a significant risk.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EQUITY-BASED COMPENSATION
On October 11, 2021, the Company’s board of directors approved the Company’s 2021 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of equity compensation grants to employees, as well as members of its board of directors, in the form of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights (“SARS”), for up to
 3,700,000
shares of the Company’s Class A common stock. In addition, the Plan provides for an employee stock purchase program (“ESPP”), which is included as part of the
 3,700,000 shares authorized under the Plan. During the
six months
ended June 30, 2022, 123,397
additional shares were authorized to be granted under the Plan pursuant to an evergreen provision.
Subsequent to the IPO the Company issued RSUs to certain directors, officers and employees. Each RSU granted constitutes a right to receive one share of the Company’s Class A common stock, subject to the vesting terms specific to each agreement. The shares of the Company’s common stock underlying the number of vested RSUs are intended to be delivered as soon as practicable after vesting occurs. During the period between the grant date and vesting, the RSUs may not be transferred, and the grantee has no rights as a stockholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If a grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Company’s Compensation Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash). As of June 30, 2022, there were

1,336,592
 shares available under the Plan for future equity grants.
Restricted Stock Units
I
ssued to Officers and Employees
The following table details the activity related toe equity grants during the six months ended June 30, 2022:

	Restricted Stock Units	Grant Date Fair Value
Outstanding/Unvested as of December 31, 2021	1,113,410	$9.50
Granted	1,373,395	$6.26
Outstanding/Unvested as of June 30, 2022	2,486,805	—
The grant date fair value of grants issues was based on the closing price of the Company’s Class A common stock as of the date of the grant is issued. Of the total RSUs issued during the six months ended June 30, 2022,

1,131,412
 were issued to officers of the Company and
87,072

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
Equity Compensation Expense
The Company values RSUs (the grant date fair value) based on the closing price of the Company’s Class A common stock on the date the grant is issued, and recognizes the expense related to this value on a straight-line basis over the vesting term. During the three and six months ended June 30, 2022
,
the Company recorded approximately $1.7 million and

$
3.4

million, respectively in expense
related to outstanding RSU grants. There were no benefits related to income taxes during the period. Unrecognized compensation expense as of June 30, 2022, was $
15.2

million and is to be recognized
over a weighted average period of approximately
2.58
 years.

THE REAL GOOD FOOD COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
During the three and six months ended June 30, 2022 the Company provided no
amounts related to current income taxes as a result of the net losses incurred. As such only deferred taxes were applicable for the three and six months, and as a result of the full valuation allowance applied to the deferred tax assets, there were no
amounts related to income taxes recognized in the consolidated statement of operations.
The Company’s effective tax rate includes a rate benefit attributable to approximately 24% of the Company’s earnings which are not subject to corporate level taxes, due to the applicable income taxes that are the obligation of the non-controlling members
of RGF. Thus, the effective tax rate on the portion of loss attributable to the Company is 27.9%, before taking into effect the valuation allowance, for the quarter June 30, 2022. There were no deferred taxes related to the three or six months ended June 30, 2021 as the Company was a pass through for all periods prior to the IPO.
NOTE 16.
NON-CONTROLLING
INTEREST
In connection with the Reorganization described in Note 1, The R
e
al Good Food Company, Inc. became the sole managing member of RGF and, as a result, consolidates the financial results of RGF. The Real Good Food Company, Inc. reports a non-controlling interest
representing continuing Member interests in RGF. Any future changes in The Real Good Food Company, Inc.’s ownership interest in RGF, while retaining its controlling interest in RGF, will be accounted for as an equity transaction. As such, future redemptions or direct exchanges of RGF interests by the continuing Members will result in a change in ownership and reduce the amount of earnings or loss recorded as a non-controlling interest,
and increase or decrease the balance of additional
paid-in capital
concurrently.
NOTE 17. SUBSEQUENT EVENTS
On August 14, 2022, RGF entered into an amendment to the Credit Facility with PMC (the “PMC Amendment”) to, among other things, (a) increase the maximum borrowing capacity under the Revolver from $50.0 million to $75.0 million, (b) create a new term loan in the principal amount of $10.0 million (the “2022 Term Loan”), and (
c
) amend the interest rates of the Revolver and CapEx Line.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations (“MD&A”) is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A contains “forward-looking statements, which are subject to considerable risks and uncertainties, and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on
Form 10-Q
(this “Quarterly Report”).
Our future results could differ materially from our historical performance as a result of various factors, such as those discussed in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”), filed with the Securities and Exchange Commission on March 30, 2022, and the section entitled “Forward-Looking Statements” within this Quarterly Report.
Overview of Our Business
We are a frozen food company that develops, markets, and manufactures foods that are designed to be high in protein, low in sugar, and gluten- and grain- free. We, along with our co-manufacturers, produce
breakfast sandwiches, entrées, and other products, which are primarily sold in the U.S. frozen food category, excluding frozen and refrigerated meat. Our customers include retailers, which primarily sell their products through natural and conventional grocery, drug, club, and mass merchandise stores throughout the United States. We also sell our products through our
e-commerce channel,
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
On November 4, 2021, Real Good Foods, LLC (“RGF”), the successor to The Real Good Food Company LLC (the “Predecessor”), underwent a reorganization whereby the RGF become a subsidiary of The Real Good Food Company, Inc. (RGF, together with The Real Good Food Company, Inc., the “Company”). The Real Good Food Company, Inc. completed an initial public offering (“IPO”) on November 9, 2021, in which it issued and sold shares of its Class A common stock, $0.0001 par value per share, at an offering price of $12.00 per share. For periods subsequent to November 4, 2021, any references to the Company shall imply The Real Good Food Company, Inc., and its consolidated subsidiary.
Trends and Other Factors Affecting Our Business and Industry
Our results are impacted by economic and consumer trends, as well as pressures impacting food industry market dynamics, such as sourcing and supply chain constraints. Changes in trends in consumer buying patterns may impact the results of our operations. In recent years, there has been an increased focus on healthy eating and on consuming natural, organic and specialty foods. These trends have benefited the Company, as has the rise in at-home consumption
as a result of the
COVID-19 pandemic
(the “Pandemic”). However, consumer spending may shift to the food-away-from-home industry as the impacts of the Pandemic subsides. We believe the trend in in-home consumption
positively affected our sales, given the increase in demand of our retail customers during 2021, which we expect to continue throughout 2022. However, commodity cost challenges have persisted due to supply and recent supply chain disruptions, and as such we are experiencing increases in costs for certain ingredients in our products[, which has negatively impacted our gross profit margin]. In addition, the effects of the avian flu have adversely impacted the cost of chicken and eggs, and created challenges with regards to sourcing. We expect these sourcing and supply chain challenges to continue throughout the year, which will continue to negatively impact our cost of sales and gross profit margin.

In addition to the above, we believe that changes in work patterns, such as work being performed outside of the traditional office setting, will continue to contribute to in-home consumption.
The Pandemic also drove significant growth in e-commerce utilization by grocery consumers, and we expect that trend to continue as well. However, should such demand persist, we may face significant competition by new market entrants within our industry.
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
Gross Profit
Gross profit consists of our net sales less cost of sales. Our cost of sales primarily consists of the cost of ingredients for our products, direct and indirect labor cost, co-manufacturing fees,
plant and equipment cost, other manufacturing overhead expense, and depreciation and amortization expense, as well as the cost of packaging our products. Our gross profit margin is impacted by a number of factors, including changes in the cost of ingredients, cost and availability of labor, and factors impacting our ability to efficiently manufacture our products, including through investments in production capacity and automation.
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
Administrative Expense
Administrative expense includes salaries, wages, and bonuses for our management and general administrative personnel, research and development costs, depreciation of non-manufacturing property
and equipment, professional fees to service providers including accounting and legal, costs associated with the implementation and utilization of our new enterprise resource planning system, insurance, and other operating expenses.
Non-Controlling Interest
As the sole managing member of RGF, The Real Good Food Company, Inc. operates and controls all of the business and affairs of RGF. Although it has a minority economic interest in RGF, The Real Good Food Company, Inc. has a majority voting interest in, and control the management of, RGF. Accordingly, it consolidates the financial results of RGF and reports a non-controlling interest
on its consolidated statements of operations, representing the portion of net income or loss attributable to the other members of RGF. The ownership percentages during the period are used to calculate the net income or loss attributable to The Real Good Food Company, Inc. and the non-controlling interest
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
Results of Operations — Comparison of the Three Months Ended June 30, 2022 and 2021
The following table details the results of our operations for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net sales	$30,809	$18,685	$12,124	64.9%
Cost of sales	28,458	16,023	12,435	77.6%

Gross profit	2,351	2,662	(311)	(11.7)%

Operating expenses
Selling and distribution	4,909	3,049	1,860	61.0%
Marketing	1,172	755	417	55.2%
Administrative	6,089	2,982	3,107	104.2%

Total operating expenses	12,170	6,786	5,384	79.3%

Loss from operations	(9,819)	(4,124)	(5,695)	138.1%
Interest expense	1,291	1,440	(149)	(10.3)%
Change in fair value of convertible debt	—	370	(370)	(100.0)%

Loss before income taxes	(11,110)	(5,934)	(5,176)	87.2%
Income tax expense	—	—	—	—%

Net loss	$(11,087)	$(5,934)	$(5,176)	87.2%
Less: net loss attributable to non-controlling interest	(8,449)	—
Preferred return on Series A preferred units	—	146

Net loss attributable to The Real Good Food Company, Inc.	$(2,661)	$(6,080)

Net Sales
Net sales for the three months ended June 30, 2022 increased $12.1 million, or 64.9%, to $30.8 million compared to $18.7 million for the prior year period. This increase was primarily due to strong growth in sales volumes of our core products, driven by greater demand from our existing retail and club customers and to a lesser extent new customers.
Cost of Sales
Cost of sales increased approximately $12.4 million, or 77.6%, to $28.5 million during the three months ended June 30, 2022 compared to $16.0 million for the prior year period. This increase was primarily due to an increase in the sales volume of our products and raw material costs, as well as an increase in plant manufacturing costs related to the start-up of our new manufacturing facility in Bolingbrook, IL. The increase in raw material costs was primarily due to supply chain pressures related to the impact of the pandemic. The increases in costs were partially offset by the increase in sales of our self-manufactured products, which yield a higher margin, as well as higher net price realization.
Gross Profit
Gross profit decreased $0.3 million to $2.4 million for the three months ended June 30, 2022, compared to $2.7 million for the prior year period. This decrease is primarily due to higher manufacturing costs and the impacts of higher raw material costs.
Operating Expenses
Selling and Distribution Expense
The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Selling and distribution	$4,909	$3,049	$1,860	61.0%
Percentage of net sales	15.9%	16.3%		(0.4)%
Selling and distribution expense increased $1.9 million, or 61.0%, for the three months ended June 30, 2022, as compared to the prior year period. Selling and distribution expense increased primarily due to an increase in selling expenses related to the increase in sales, and, to a lesser extent, an increase in our freight costs. Selling and distribution expense decreased as a percentage of net sales due to gaining economies of scale with regards to our operations.
Marketing Expense
The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Marketing	$1,172	$755	$417	55.2%
Percentage of net sales	3.8%	4.0%		(0.2)%
Marketing expense increased $0.4 million, or 55.2%, during the three months ended June 30, 2022, as compared to the prior year period. Marketing expense increased primarily due to an increase in advertising and promotional costs we incurred to increase household awareness of our brand as well as support our sales growth. Marketing expense decreased as a percentage of sales primarily as we decreased the intensity of the aforementioned efforts during the three months ended June 30, 2022.

Administrative Expense
The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Administrative	$6,089	$2,982	$3,107	104.2%
Percentage of net sales	19.8%	16.0%		3.8%
Administrative expense increased $3.1 million, or 103.4% during the three months ended June 30, 2022, as compared to the prior year period. This increase was primarily driven by expenses related to being a publicly owned company as well as to equity compensation expense and other personnel related expenses incurred in support our of growth. An increase in research and development costs also contributed to the increase compared to the prior year period.
Loss from Operations
As a result of the foregoing, loss from operations increased $5.7 million, or 138.1% to $9.8 million for the three months ended June 30, 2022, compared to a loss from operations of $4.1 million for the prior year period. Loss from operations as a percentage of sales was (31.8)% for the current period, compared to (22.1)% for the prior year period.
Interest Expense
Interest expense decreased $0.1 million, or 10.3%, to $1.3 million during the three months ended June 30, 2022, as compared to $1.4 million for the prior year period. The decrease in interest expense during the 2022 period, was primarily due to lower costs of borrowing and to a lesser extent having less debt during the three months ended June 30, 2022 as compared to the prior year period.
Net Loss
As a result of the foregoing, our net loss increased $5.2 million, or 87.2%, to $11.1 million during the three months ended June 30, 2022, compared to a net loss of $5.9 million for the prior year period.
Results of Operations — Comparison of the Six Months Ended June 30, 2022 and 2021
The following table details the results of our operations for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net sales	$68,385	$35,463	$32,922	92.8%
Cost of sales	61,787	28,788	32,999	114.6%

Gross profit	6,598	6,675	(77)	(1.2)%

Operating expenses
Selling and distribution	10,236	5,968	4,268	71.5%
Marketing	2,958	1,387	1,571	113.3%
Administrative	11,867	5,802	6,065	104.5%

Total operating expenses	25,061	13,157	11,904	90.5%

Loss from operations	(18,463)	(6,482)	(11,981)	184.8%
Interest expense	2,181	3,483	(1,302)	(37.4)%
Change in fair value of convertible debt	—	370	(370)	(100.0)%

Loss before income taxes	(20,644)	(10,335)	(10,309)	99.7%
Income tax expense	—	—	—	—%

Net loss	$(20,644)	$(10,335)	$(10,309)	99.7%
Less: net loss attributable to non-controlling interest	(15,689)	—
Preferred return on Series A preferred units	—	292

Net loss attributable to The Real Good Food Company, Inc.	$(4,955)	$(10,627)

Net Sales
Net sales for the six months ended June 30, 2022 increased $32.9 million, or 92.8% to $68.4 million compared to $35.5 million for the prior year period. This increase was primarily due to strong growth in sales volumes of our core products, driven by greater demand from our existing retail and club customers and to a lesser extent new customers. Higher price realization also contributed to the increase in net sales.
Cost of Sales
Cost of sales increased approximately $33.0 million, or 114.6%, to $61.8 million, during the six months ended June 30, 2022, as compared to $28.8 million for the prior year period, primarily due to an increase in the sales volume of our products, as well as to an increase in manufacturing costs related to start-up costs associated with our new manufacturing in Bolingbrook, IL and an increase in labor and raw material costs. The increase in labor and raw material costs increased primarily due to labor shortages and supply chain pressures related to the impact of the pandemic. The increases in costs were partially offset by the increase in sales of our self-manufactured products, which yield a higher margin, as well as higher price increases realization.
Gross Profit
Gross profit decreased $0.1 million to $6.6 million for the six months ended June 30, 2022, compared to $6.7 million for the prior year period. This decrease is primarily due to the impacts of increased manufacturing costs and higher labor raw material costs.
Operating Expenses
Selling and Distribution Expense
The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Selling and distribution	$10,236	$5,968	$4,268	71.5%
Percentage of net sales	15.0%	16.8%		(1.9)%
Selling and distribution expense increased $4.3 million, or 71.5%, for the six months ended June 30, 2022, as compared to the prior year period. Selling and distribution expense increased primarily due to an increase in selling expenses related to the increase in sales, and, to a lesser extent, an increase in industry freight rates. Selling and distribution expense decreased as a percentage of net sales due to gaining economies of scale with regards to our operations and successful execution of the company’s strategy to reduce distribution costs.

Marketing Expense
The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Marketing	$2,958	$1,387	$1,571	113.3%
Percentage of net sales	4.3%	3.9%		0.4%
Marketing expense increased $1.6 million, or 113.3%, during the six months ended June 30, 2022, as compared to the prior year period. Marketing expense increased primarily due to an increase in advertising and promotional costs we incurred to increase household awareness of our brand as well as support our sales growth. Marketing expense increased as a percentage of sales primarily as we increased the intensity of the aforementioned efforts during the six months ended June 30, 2022.
Administrative Expense
The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Administrative	$11,867	$5,802	$6,065	104.5%
Percentage of net sales	17.4%	16.4%		1.0%
Administrative expense increased $6.1 million, or 104.5%, during the six months ended June 30, 2022, as compared to the prior year period. This increase was primarily driven by expenses related to being a publicly owned company as well as to equity compensation expense and other personnel related expenses incurred in support our of growth. Additionally, we incurred approximately $1.0 million in expenses to bring our new manufacturing facility in Bolingbrook in full operation.
Loss from Operations
As a result of the foregoing, loss from operations increased $12.0 million, or 184.8%, to $18.5 million for the six months ended June 30, 2022, compared to a loss from operations of $6.5 million for the prior year period. Loss from operations as a percentage of sales was (27.0)% for the current period, compared to (18.3)% for the prior year period.
Interest Expense
Interest expense decreased $1.3 million, or 37.4%, to $2.2 million during the six months ended June 30, 2022, as compared to $3.5 million for the prior year period. The decrease in interest expense during the 2022 period, was primarily due to lower costs of borrowing as well as having significantly less debt during the six months ended June 30, 2022 as compared to the prior year period.
Net Loss
As a result of the foregoing, our net loss increased $10.3 million, or 99.7%, to $20.6 million during the six months ended June 30, 2022, compared to a net loss of $10.3 million for the prior year period.
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
On August 14, 2022, RGF entered into the PMC Amendment to, among other things, (a) increase the maximum borrowing capacity under the Revolver from $50.0 million to $75.0 million, (b) create the 2022 Term Loan in the principal amount of $10.0 million, and (c) amend the interest rates of the Revolver and CapEx Line.

As of June 30, 2022, we had $12.6 million in cash (which includes restricted cash of $2.3 million), current debt obligations of $0.3 million, and long-term debt obligations of $50.3 million. Additionally, as of June 30, 2022, we had current business acquisition liabilities of $0.9 million and long-term business acquisition liabilities of $3.1 million. We believe that our cash on-hand and
cash received from operations, together with borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures and debt service requirements for the remainder of 2022 as well as the foreseeable future. We expect to make future capital expenditures of approximately $0.5 million in connection with the enhancement of our current production capabilities during the remainder of 2022.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	June 30,
(in 000s)	2022	2021
Net cash used in operating activities	$(30,097)	$(1,236)
Net cash used in investing activities	(3,630)	(2,528)
Net cash provided by financing activities	16,631	4,390

Net (decrease) increase in cash and restricted cash	(17,096)	626
Cash and restricted cash at beginning of period	29,745	28

Cash and restricted cash at end of period	$12,649	$654

Net Cash Used in Operating Activities
Net cash used in operating activities was $30.1 million during the six months ended June 30, 2022, as compared to net cash used in operating activities of $1.2 million for the six months ended June 30, 2021. The increase in net cash used in operating activities is primarily due to the increase in our working capital and an increase in our net loss during the 2022 period. The increase in working capital was primarily driven by an increase in inventory to support growth and create safety stock to avoid potential supply disruptions related to the start-up of our new facility in Bolingbrook, IL.
Net Cash Used in Investing Activities
During the six months June 30, 2022 and 2021, net cash used in investing activities was $3.6 million and $2.5 million, respectively. Cash used in investing activities during the six months ended June 30, 2022 was primarily related to equipment purchases. Our capital expenditures during the six months ended June 30, 2021 were primarily related our City of Industry, CA facility.
Net Cash Provided by Financing Activities
Net cash provided by financing activities totaled $16.6 million during the six months ended June 30, 2022, as compared to net cash provided by financing activities of $4.4 million during the same period last year. This increase was primarily due to the $29.5 million in proceeds from our line of credit borrowings, offset in part, with payments made toward acquisition related contingent consideration totaling $12.2 million.
Contractual Obligations
As of June 30, 2022, there were no material changes in payments due under contractual obligations from those disclosed in our Annual Report.
Off-Balance
Sheet Arrangements
We do not have
any off-balance sheet
arrangements.
New Accounting Standards
For discussion of new accounting standards, see Note 2, “Summary of Significant Accounting Policies and New Accounting Standards,” in Part I, Item 1, of this Quarterly Report.

Critical Accounting Policies and Estimates
There were no material changes to the critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements which are prospective in nature and are not based on historical facts, but rather on current expectations and projections of the management of the Company about future events and are therefore subject to risks and uncertainties. All statements other than statements of historical or current fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our expected net sales, cost of sales, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Such statements are based on certain key assumptions, which could cause actual results to differ materially from those projected or implied in any forward-looking statements. For additional information of the risks and uncertainties that may impact our forward-looking statements, refer to the section entitled “Risk Factors” in our Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures” as such term is defined in
Rule 13a-15(e) and
15d-15(e) under
the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
During the three months ended June 30, 2022, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules
13a-5(e) and 15d-15(e) under
the Exchange Act). Based upon that evaluation as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2022.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Information required by this Item is incorporated herein by reference to Note 12 to the Financial Statements,
Commitments and Contingencies
, in Part I, Item 1, of this Quarterly Report.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results.
There were no material changes in the Company’s risk factors from the risks disclosed in the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On August 14, 2022, RGF entered into the PMC Amendment to, among other things, (a) increase the maximum borrowing capacity under the Revolver from $50.0 million to $75.0 million (the “Revolver Increase”); (b) create the 2022 Term Loan in the principal amount of $10.0 million, which will bear interest at an annual rate equal to the Prime Rate in effect from time to time plus 7.85%, with payments due over 60 months commencing on September 30, 2022; and (c) amend the interest rates of the Revolver and CapEx Line to the Prime Rate in effect from time to time plus 4.25% per annum, where “Prime Rate” means the greater of (i) the prime rate announced from time to time by Wells Fargo Bank, N.A., or (ii) 5.5% per annum.
In connection with entering into the PMC Amendment and consummating the transactions contemplated thereby, RGF paid PMC one-time loan fees of $250.0 thousand and 150.0 thousand for the Revolver Increase and 2022 Term Loan, respectively. In addition, the PMC Amendment implemented a new administrative fee accruing monthly in arrears under the Credit Facility, and amended certain other fees under the Credit Facility.
The foregoing description does not constitute a complete summary of the PMC Amendment and is qualified in its entirety by reference to the full text of the PMC Amendment, a copy of which will be filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2022.

Item 6.	Exhibits

Exhibit No.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2022	By:	/s/ Gerard Law
Gerard Law
Chief Executive Officer
(Principal Executive Officer)

August 15, 2022	By:	/s/ Akshay Jagdale
Akshay Jagdale
Chief Financial Officer
(Principal Financial and Accounting Officer)