Form 10-Q
period 2022-09-30
Real Good Food Company, Inc.
filed 2022-11-14
CIK 1871149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2022, there were 6,199,885 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 19,552,681 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

THE REAL GOOD FOOD COMPANY, INC.

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:

Cash	$3,040	$27,435
Accounts receivable, net	17,510	8,968
Inventories	35,118	16,622
Other current assets	5,307	9,927

Total current assets	60,975	62,952
Property and equipment, net	35,213	10,289
Operating lease right-of-use assets	11,232	12,127
Deferred loan cost	1,053	818
Goodwill	12,486	12,486
Restricted Cash	2,313	2,310
Other noncurrent assets	187	1,162

Total assets	$123,459	$102,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,239	$15,205
Operating lease liabilities	1,407	1,040
Finance lease liabilities	2,127	198
Business acquisition liabilities, current portion	920	8,111
Accrued and other current liabilities	1,476	6,763
Current portion of long-term debt	359	328

Total current liabilities	25,528	31,645
Revolving line of credit/capex line	47,515	17,501
Lease line of credit	10,213	7,258
Long-term operating lease liabilities	10,408	11,249
Long-term finance lease liabilities	14,598	154
Term Loan	10,000	—
Long-term Business acquisition liabilities	2,654	3,352
Other long term liabilities	138	—

Total Liabilities	121,054	71,159
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Class A common stock, $ 0.0001 par value—100,000,000 shares authorized; 6,199,885 and 6,169,885 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $ 0.0001 par value—25,000,000 shares authorized; 19,552,681 and 19,577,681 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	54,911	49,693
Accumulated deficit	(18,246)	(10,143)

Total stockholders’ equity attributable to The Real Good Food Company, Inc.	36,668	39,553
Non-controlling interest	(34,263)	(8,568)

Total stockholders’ equity	2,405	30,985

Total liabilities and stockholders’ equity	$123,459	$102,144

See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Operations
(In thousands, except share/unit and per share/unit data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
Net sales	$37,550	$23,014	$105,935	$58,477
Cost of sales	35,782	20,659	97,569	49,447

Gross profit	1,768	2,355	8,366	9,030

Operating expenses:
Selling and distribution	4,615	4,323	14,851	10,291
Marketing	1,659	1,732	4,617	3,119
Administrative	6,142	1,875	18,009	7,677

Total operating expenses	12,416	7,930	37,477	21,087

Loss from operations	(10,648)	(5,575)	(29,111)	(12,057)
Interest expense	2,469	839	4,650	4,322
Other expense	—	(309)	—	(309)
Change in fair value of convertible debt	—	5,730	—	6,100

Loss before income taxes	(13,117)	(11,835)	(33,761)	(22,170)
Income tax expense	—	—	—	—

Net Loss	$(13,117)	$(11,835)	$(33,761)	$(22,170)
Less: net loss attributable to non-controlling interest	(9,969)	—	(25,659)	—
Preferred return on Series A preferred units	—	146	—	438

Net loss attributable to The Real Good Food Company, Inc.	$(3,148)	$(11,981)	$(8,102)	$(22,608)

Net loss per common share/unit (basic and diluted)	($0.51)	($1.36)	($1.31)	($2.57)
Weighted-average common shares units outstanding (basic and diluted)	6,180,592	8,800,132	6,173,454	8,800,132
See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Stockholders’ Equity/Members’ Deficit
(In thousands except for share data)

	Members’ Equity	Members’ Accumulated Deficit	Class A Common Stock		Class B Common Stock
			Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
Balance, December 31, 2021	$—	$—	6,169,885	$1	19,577,681	$2	$49,693	$(10,143)	$(8,568)	$30,985
Net loss	—	—	—	—	—	—	—	(2,294)	(7,240)	(9,534)
Equity-based compensation	—	—	—	—	—	—	1,699	—	—	1,699

Balance, March 31, 2022	$—	$—	6,169,885	$1	19,577,681	$2	$51,392	$(12,437)	$(15,808)	$23,150
Net loss	—	—	—	—	—	—	—	(2,661)	(8,449)	(11,110)
Equity-based compensation	—	—	—	—	—	—	1,733	—	—	1,733

Balance, June 30, 2022	$—	$—	6,169,885	$1	19,577,681	$2	$53,125	$(15,098)	$(24,257)	$13,773
Net loss	—	—	—	—	—	—	—	(3,148)	(10,006)	(13,154)
Shares issued	—	—	25,000	—	(25,000)	—	—	—	—	—
Equity-based compensation	—	—	5,000	—	—	—	1,786	—	—	1,786

Balance, September 30, 2022	$—	$—	6,199,885	$1	19,552,681	$2	$54,911	$(18,246)	$(34,263)	$2,405

	Members’ Equity	Members’ Accumulated Deficit	Class A Common Stock		Class B Common Stock
			Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity

Balance, December 31, 2020	$9,065	$(39,232)	—	$—	—	$—	$—	$—	$—	$(30,167)
Net loss	—	(4,401)	—	—	—	—	—	—	—	(4,401)

Balance, March 31, 2021	$9,065	$(43,633)	—	$—	—	$—	$—	$—	$—	$(34,568)
Net loss	—	(5,934)	—	—	—	—	—	—	—	(5,934)

Balance, June 30, 2021	$9,065	$(49,567)	—	$—	—	$—	$—	$—	$—	$(40,502)
Net loss	—	(11,835)	—	—	—	—	—	—	—	(11,835)

Balance, September 30, 2021	$9,065	$(61,402)	—	$—	—	$—	$—	$—	$—	$(52,337)

See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(33,761)	$(22,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,775	791
Amortization of loan costs	165	1,402
Non-Cash interest and debt fees	2,165	2,542
Remeasurement of contingent consideration in business combination	—	130
Change in fair value of convertible debt	—	6,100
Equity Compensation expense	5,217	—
Changes in operating assets and liabilities:
Accounts receivable	(8,542)	(2,232)
Inventories	(18,496)	(1,022)
Other assets	1,113	(698)
Accounts payable, accrued expenses and lease liabilities	852	7,674

Net cash used in operating activities	(49,512)	(7,483)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(2,114)
Purchase of property and equipment	(3,737)	(2,515)

Net cash used in investing activities	(3,737)	(4,629)

Cash flows from financing activities:
Proceeds from convertible notes	—	35,000
Proceeds from line of credit borrowings	42,237	14,534
Payments on line of credit borrowings	(4,768)	(34,945)
Payments on deferred offering costs	—	(761)
Payments on acquisition related Contingent consideration	(7,425)	—
Payments on acquisition related term loan	(616)	—
Payments on finance lease liabilities	(571)	(94)

Net cash provided by financing activities	28,857	13,734

Net (decrease) increase in cash and restricted cash	$(24,392)	$1,622
Beginning cash and restricted cash	29,745	28

Ending cash and restricted cash	$5,353	$1,650

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,200	$555
Supplemental disclosures of noncash investing and financing activities:
Net liabilities assumed from business combination	$—	$14,729
Lease liabilities arising from obtaining right-of-use assets	$16,470	$4,250
Purchase of property and equipment in lease line of credit	$10,213	$—
Purchase of property and equipment in AP and accrued liabilities	$323	$—
Deferred offering costs in AP and accrued liabilities	$—	$414
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
On November 9, 2021, the Company completed an IPO of
 5,333,333 shares of The Real Good Food Company, Inc.’s Class A common stock at an offering price at $12.00 per share. The Company received approximately $59.5 million of proceeds, net of underwriting discounts and commissions and before offering expenses of $3.9 million. In connection with the IPO, the Company completed a reorganization (the Reorganization”) among The Real Good Food Company, Inc., RGF, and the members of RGF immediately prior to the IPO (the “Members”). As part of the Reorganization, the Members became holders of Class B units of RGF and were issued shares of Class B common stock of The Real Good Food Company, Inc., which convey voting rights in The Real Good Food Company, Inc. on a one-to-one basis
with the number of Class B units they held in RGF. As a result of the Reorganization and IPO, the Members collectively controlled approximately 76% of the direct and indirect voting interest in the Company following the
IPO, which remained unchanged as of September 30, 2022.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS
Basis of Presentation
The unaudited consolidated financial information for the three and nine months ended September 30, 2022 and 2021, is presented on the same basis as the financial statements included in the Company’s Annual Report on
Form 10-K
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
In accordance with the reverse acquisition guidance in as set forth by the Financial Accounting Standards Board (“FASB”), the financial statements of The Real Good Food Company, Inc. (the accounting acquiree) for the three and nine months ended September 30, 2021, are a continuation of the financial statements of RGF (the accounting acquirer), adjusted to retroactively change RGF’s legal capital to reflect the legal capital of The Real Good Food Company, Inc. This adjustment was calculated based upon the partnership unit to share exchange ratio of 139.78 new shares of Company common stock for every unit of RGF’s previously issued and outstanding equity. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of The Real Good Food Company, Inc. The legal capital as of September 30, 2022 reflects the legal capital of The Real Good Food Company, Inc. after the acquisition date and therefore requires no adjustment.
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
Segment Reporting and Geographical Information
For the three and nine months ended September 30, 2022 and 2021, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company does not have reportable segments. Additionally, all of the Company’s assets are maintained in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity period of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions. There were no cash equivalents as of September 30, 2022, and December 31, 2021.
Restricted Cash
The Company considers cash which is not freely available for immediate use, and that is held for a specific purpose, to be restricted cash. If the terms dictating the restriction require the restricted cash to be considered as such beyond twelve months, the Company classifies that restricted cash as a noncurrent asset due to its inability to provide liquidity within one year.
As of September 30, 2022, the Company had approximately $
2.3 million of restricted cash, all of which was classified as noncurrent. The entirety of the $2.3 million of restricted cash relates to a letter of credit opened in connection with the Company’s new manufacturing facility in Bolingbrook, IL. Amounts will be released for the Company’s use proportionately over a three-year period beginning in January 2023.
The below table reconciles cash and restricted cash to amounts shown in the Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2022
Cash	$3,040
Restricted cash	2,313

Total cash reported in statements of cash flows	$5,353

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for estimated variable consideration and amounts payable to customers for slotting, which are fees assessed by customers for the cost of accepting new products into their store. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and if it deems necessary, maintains an allowance for credit losses resulting from the non-collection of
customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, trends specific to the customer, and current and expected general economic conditions that may affect a customer’s ability to pay. Customer balances are written off after all collection efforts are exhausted. The amounts recorded for reserves for credit losses for the three months ended September 30, 2022 and 2021 were de minimis.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company records sales and other reductions in inventory through cost of sales using the first-in,
first-out method.
The cost of finished goods inventories includes ingredients, direct labor, freight-in for
ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company writes down its inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of inventories and estimated net realizable value. These estimates are based on management’s judgment about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. The Company did not have a write-down of inventory during the three and nine months ended September 30, 2022. Amounts related to the write-down of inventory during the three and nine months ended September 30, 2021 were $0 and $0.9 million, respectively.
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
Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs. Variable payments are determined based on a percentage allocation determined by the landlord and are immaterial for the three and nine months ended September 30, 2022 and 2021.
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
In connection with the PPA, the reduction of net sales the Company recognized during the three and nine months ended September 30, 2021, was de minimus.
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
The Company applies the practical expedient that allows it to exclude disclosure of performance obligations that are part of a contract that has an expected duration of one year or less. The Company’s contracts are all short term in nature, therefore there are no unsatisfied performance obligations requiring disclosure as of September 30, 2022.
Contract Assets
The Company has elected the practical expedient which allows costs incurred in connection with obtaining a contract to be expensed as incurred for those contracts with a duration of one year or less. For those contracts which have a duration of greater than one year, the Company capitalizes those costs and amortized them over the duration of the agreement. As of September 30, 2022 and December 31, 2021, there were no contract assets recognized.
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Cost of sales reflects cost incurred for inbound freight on ingredients to be used in production. Internal freight costs included in selling and distribution expenses consist primarily of those costs associated with moving products from production facilities through the Company’s distribution network. Total internal freight costs recorded within selling and distribution expenses were $1.1 million and $1.2 million during the three months ended September 30, 2022 and 2021, respectively, and $3.2 million and $2.2 million during the nine months ended September 30, 2022 and 2021, respectively.
Shipping and handling costs associated with outbound freight are included within selling and distribution expenses and are accounted for as a fulfillment cost as incurred. Total of these costs recorded within selling and distribution expenses were $2.6 million and $2.2 million during the three months ended September 30, 2022 and 2021, respectively, and $7.9 million and $5.4 million during the nine months ended September 30, 2022 and 2021, respectively.
Marketing Expenses
Marketing costs are expensed as incurred. The Company incurred $1.7 million and $1.7 million during the three months ended September 30, 2022 and 2021, respectively, and $4.6 million and $3.1 million during the nine months ended September 30, 2022 and 2021, respectively. Marketing costs are recorded in Operating expenses in the Company’s consolidated statements of operations.
Research and Development Expenses
Research and development expenses are recorded in administrative expense in the statements of operations as incurred. During the three months ended September 30, 2022 and 2021, the Company incurred $1.3 million and $0.1 million of research and development expenses, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred $3.0 million and $1.6 million of research and development expenses, respectively.
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
Income Taxes
For periods prior to the Company’ IPO, the Company was solely a pass-through entity for federal income tax purposes, being a partnership, and as such income taxes related to the Company’s operations were the responsibility of those who held partnership interests in the Company. Accordingly, the Company did not have any expense related to federal income taxes during the three and nine months ended September 30, 2021. Additionally, there were no deferred income taxes related to state and local level income taxes for that same period. For periods subsequent to the IPO, as described above in Note 1, Organization and Description of Business, the Company’s structure became one commonly referred to as an “Up-C” structure,
which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business.
The Up-C structure
allows the members of the operating company, in this instance the Members of RGF, to continue to realize tax benefits in a similar fashion as was realized prior to the IPO, proportionate to their Membership interest, and the Company will be subject to both Federal and State taxes on the portion of earnings applicable to its controlling interest in RGF of 24%.
Given the foregoing, the Company is subject to income tax on operating results related to the period November 4, 2021, through September 30, 2022, limited to its controlling interest in RGF of 24%. During this time the Company accounted for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.
The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of deferred tax assets by assessing the likelihood that deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, historical results are considered along with certain assumptions related to future earnings. As of September 30, 2022, the Company applied a full valuation allowance against all recognized deferred tax assets, resulting in a zero balance on the Consolidated Balance Sheets. If it is later determined that in the future that it is more likely than not that certain deferred tax assets may be fully utilized, the valuation allowance applicable to that particular deferred tax asset would be reversed and recognized through earnings in the period the determination was made. Any reversal of a valuation allowance would result in the reduction of the Company’s provision for income taxes in the period of reversal.
During the three and nine months ended September 30, 2022 and 2021, amounts provided for state income taxes were de minimis.
Loss per Share/Unit
Loss per share/unit is computed by dividing the Company’s net loss, after deducting any dividends on preferred units or accumulated returns on cumulative preferred units, by the weighted-average number of common shares or units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. For periods prior to the Company’s IPO on November 9, 2021, the Company utilized the two-class method
in computing loss per unit as Series Seed preferred units were participating. Preferred unit holders participated in income but were not obligated to participate in losses, thus the two-class
method did not impact the loss per unit calculation for the period ended September 30, 2021, due to the net losses incurred in the period. Subsequent to the IPO, equity interests in the Company consisted of Class A common stock and Class B common stock. As shares of Class B common stock do not share in the earnings or losses of the Company they are not considered participating securities. As such, a separate presentation of basic and diluted net loss per share for each of Class B common stock under the two-class method
has not been presented. See Note 10, Loss Per Share/Unit.
NEW ACCOUNTING STANDARDS
During September 2022 the FASB issued ASU
No. 2022-04,
Liabilities—Supplier Financed Programs (Subtopic
405-50).
The amendments in this Update require entities which are party to supplier finance programs to disclose qualitative and quantitative information about its programs, that delineate the key terms and obligations under of the programs. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the provisions that address rollforward information, which are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The amendments in ASU are to be applied retrospectively to each period in which a balance sheet is presented, except for rollforward information, which should be applied prospectively. The Company does not expect to early adopt the provisions of this new ASU, nor does it expect the adoption of this guidance to have a significant impact to its financial statement disclosures.
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

	Three Months Ended September 30		Nine months ended September 30
(in 000s)	2022	2021	2022	2021
Entrees	$33,967	$19,703	$93,937	$47,113
Breakfast	2,565	2,089	8,412	5,290
Pizza and snacks	1,018	1,222	3,586	6,074

Total net sales	$37,550	$23,014	$105,935	$58,477

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
The Company applies the practical expedient that allows for companies to exclude disclosing performance obligations that are unsatisfied as of the period end, that are expected to be satisfied in a duration of one year or less of that date. Given that the Company’s contracts are generally short term in nature, there are no unsatisfied performance obligations requiring disclosure at September 30, 2022.
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are obligations to transfer goods or services to a customer for which the Company has received consideration, or for which an amount of consideration is due from the customer. The Company continually evaluates whether its contractual arrangements with customers result in the recognition of contract assets or liabilities. For the periods ending September 30, 2022 and December 31, 2021, there were no contract assets or liabilities recognized.
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

Of this amount, $
10.0 million was considered contingent consideration, and the remaining $2.5 million being deferred payments to be paid in instalments through June 2022. At December 31, 2021, the balance of this contingent consideration was $
7.0
 million, of which the entire balance was paid by June 30, 2022. At September 30, 2022, no deferred payments were remaining.
These agreements (collectively the “Transaction”) represent the acquisition of the co-manufacturing business
belonging to SSRE. The Transaction closed on March 10, 2021. To fund a portion of the Transaction, the Company entered into an agreement with PMC in February 2021 to obtain a term loan of $4.5 million with payments due over 54 months commencing on September 30, 2021, and interest-only payments commencing at the close of the Transaction. The term loan shall bear interest at an annual rate equal to the greater of the prime rate announced by Wells Fargo Bank, N.A., or 3.3%, plus 8.6% per annum. Related interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021 and is included as a component of total interest expense.
The balance of this term loan at September 30, 2022 was $3.6 million, and is included as a component of short term business acquisition liabilities.
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

The goodwill recorded in this transaction is deductible for income tax purposes. The results of operations of the acquired co-manufacturing business
from March 11, 2021 through September 30, 2022 have been reflected within the Company’s consolidated financial statements. As of September 30, 2022 there has been no change to the $12.5 million balance of goodwill.
For the nine months ended September 30, 2021, the Company recorded acquisition-related expenses associated with the Transaction of $34 thousand, as a component of administrative expense in the consolidated statements of operations.
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

NOTE 5. INVENTORIES
Inventories as of September 30, 2022 and December 31, 2021, consisted of the following:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Ingredients and supplies	$14,767	$6,646
Finished goods	20,351	9,976

Total inventories	$35,118	$16,622

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2022 and December 31, 2021 consisted of the following:

	As of
(In thousands)	September 30, 2022	December 31, 2021
Computer equipment	$122	$106
Vehicles	164	69
Machinery and equipment	26,315	8,826
Leasehold improvements and office equipment	748	519

Total property and equipment	$27,349	$9,520
Less: accumulated depreciation	(4,365)	(2,571)

Subtotal	22,984	6,949
Construction in progress	12,229	3,340

Property and equipment, net	$35,213	$10,289

Depreciation and amortization expense was $1.0 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense was $1.8 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 7. LEASES
The Company has various finance leases for equipment and operating leases for office and warehouse space, as well as equipment. The Company’s lease agreements do not contain any material residual value guarantees, bargain purchase options, or restrictive covenants. Variable lease costs were not significant for the periods presented.

Operating lease liabilities and their corresponding ROU assets are recorded at the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts was not readily determinable. As such, the Company used an incremental borrowing rate based on the information available at inception date. In the development of the discount rate, the Company considered its internal borrowing rate, treasury security rates, collateral, and credit risk specific to it, and its lease portfolio characteristics. As of September 30, 2022 and 2021, the weighted-average discount rate of the Company’s operating and finance leases was 7% and 12%, respectively. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in ‘000s)		(in ‘000s)
Operating lease costs	$603	$244	$1,627	$543
Finance lease costs:
Amortization of ROU assets	647	47	780	141
Interest on lease liabilities	303	3	321	11
Short-term lease costs	—	105	146	319

Total lease costs	$1,553	$399	$2,874	$1,014

Supplemental balance sheet information related to leases is as follows:

(in thousands)		As of September 30, 2022	As of December 31, 2021
Assets	Balance Sheet Location
Operating lease right-of-use assets	Operating lease right-of-use assets	$11,232	$12,127
Finance lease right-of-use assets	Property and equipment, net	16,779	822

Total lease assets		$28,011	$12,949

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$1,407	$1,040
Finance lease liabilities	Financing lease liabilities	2,127	198
Noncurrent:
Operating lease liabilities	Long term operating lease liabilities	10,408	11,249
Finance lease liabilities	Long term finance lease liabilities	14,598	154

Total lease liabilities		$28,540	$12,641

	Nine months ended September 30,
	2022	2021
(in thousands)
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,162	$417
Operating cash flows from finance leases	$321	$11
Financing cash flows from finance lease	$571	$94
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$16,470	$4,250

The maturities of the Company’s operating and finance lease liabilities as of September 30, 2022 were as follows:

(in Thousands)	Operating Leases	Finance Leases
Remainder of 2022	$581	$814
2023	2,382	3,221
2024	2,443	3,058
2025	2,470	3,058
2026	2,291	3,058
Thereafter	5,242	7,862

Total future lease payments	15,409	21,071
Less: Interest	(3,594)	(4,346)

Present value of lease obligations	$11,815	$16,725

As of September 30, 2022, the weighted-average remaining term of our operating and finance leases were approximately 6.25 years and 6.50 years, respectively.

NOTE 8. DEBT
Long-term debt consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	Maturity Date	Interest Rate	As of September 30, 2022	As of December 31, 2021
PMC Revolver	November 2025	Prime rate plus 4.25%	$43,276	$14,227
PMC CapEx Line	November 2025	Prime rate plus 8.5%	4,598	3,602
PMC Term Loan	August 2028	Prime rate plus 7.85%	10,000	—
PMC Lease Line of Credit	November 2025	Prime rate plus 8.5%	10,213	7,258

			68,087	25,087
	Less: current maturities of long-term debt		359	328

Long-term debt			$67,728	$24,759

PMC Credit Facility
On June 30, 2016, the Company entered into a loan and security agreement (the “Credit Facility”) with PMC Financial Services Group, LLC (“PMC”). As of August 14, 2022, the Credit Facility, as amended, provided the Company with a $75.0 million line of credit repayable on November 30, 2025 (the “Revolver”), and permits the Company to make repayments without penalty. As amended, the Credit Facility also provides for a $4.0 million capital expenditure line of credit, which matures on November 30, 2025 (the “CapEx Line”). The Credit Facility was further amended to allow for additional borrowings related to equipment to be covered under certain lease agreements (the “Lease Line of Credit”). Additionally, as of August 2022, the agreement as amended provided for a term loan of $10.0 million, which bears interest at an annual rate equal to the prime rate (as announced by Wells Fargo Bank, N.A.) plus 7.85%, with a floor of 13.35% (should the prime rate decrease to a specified level), per annum. Per the agreement, interest payments are to be made monthly beginning on September 30, 2022, and interest and principal shall be repaid monthly in 60 equal installments beginning on September 30, 2023.
The Credit Facility contains no financial covenants and is collateralized by the Company’s accounts receivable, inventory, equipment, deposit accounts, and general intangibles. The intent of the lease line of credit is to provide funds necessary to begin production on equipment, a portion of which has been aggregated and converted into a lease liability during June 2022, as it was placed in service at that time, and the remainder of the balance of the lease line of credit will be aggregated and converted into a lease liability upon the equipment being fully assembled and operational. That portion already converted as of September 30, 2022 was converted to a finance lease and is included in property, plant and equipment as a right of use asset- finance lease (see Note 7).
The Company incurred an aggregate of $2.4 million in “success fees” in connection with the Credit Facility, $2.0 million of which it paid to PMC during 2021, and $0.4 million of which during August 2022. These success fees were recorded as deferred loan costs, a component of non-current assets,
on the Company’s balance sheet. The unamortized balance of these fees as of September 30, 2022 was $1.1 million, which will be charged to interest expense ratably over the remainder of the borrowing term.
The amortization expense related to these deferred loan costs was $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The amortization expense related to these deferred loan costs was $0.2 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.
The Credit Facility, as amended, also provides for $4.0 million in borrowing capacity under the CapEx Line, which borrowing capacity is supplemented by the Lease Line of Credit. The Company is required to make monthly payments of $38,300, which include both principal and interest, on the PMC CapEx Line through its maturity date.
The weighted average interest rates for the Company’s debt, by loan type, applicable for the nine months ended September 30, 2022, is as follows:

PMC Revolver	8.2%
PMC CapEx Line	12.4%
PMC Term Loan	13.35%
PMC Lease Line of Credit	12.0%

Contractual future payments for all borrowings as of September 30, 2022 are as follows (in thousands):

Remainder of 2022	$85
2023	866
2024	2,039
2025	59,036
2026	2,054
Thereafter	4,007

Total payments outstanding	$68,087

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
has not been presented.
For purposes of calculating earnings per share, the prior period unit amounts have been retroactively adjusted to give effect to the aforementioned Reorganization in Note 1, Organization and Description of Business. The computations of earnings per share for the three and nine months ended September 30, 2021 reflect a 139.78-for-one exchange
ratio which when applied to the Common Units used in the prior year earnings per share calculation resulted in 8,800,132 Common Units used in the earnings per share calculation for the prior year. The entirety of outstanding units prior to the Reorganization, including Series A preferred units and Series Seed preferred units, were converted to Class B units which aggregated.
Prior to the Company’s IPO, equity interests in the Company consisted of common units of, Series A preferred units, and Series Seed preferred units. All units had equal voting rights. Upon consummation of the Company’s IPO all units were converted into 14,422,924 Class B common stock. Class B commons shares convey no economic interest in the Company; however, they represent 76% of the voting rights of the Company.
The following table details the components of member equity as of September 30, 2021, and the impact of the reorganization at the time of the IPO:

(in thousands)	Dollar Value	Effect of Reorganization	Post Reorganization
Common units	$1,013	$(1,013)	$—
Series A preferred units	7,337	(7,337)	—
Series Seed preferred units	715	(715)	—
Members’ equity November 9, 2021	—	—	9,065

Total	$9,065	$(9,065)	$9,065

NOTE 10. LOSS PER SHARE/UNIT

The following table sets forth the computation of loss per share/unit:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTMEBER 30, 2022		SEPTMEBER 30, 2022
(in thousands)	2022	2021	2022	2021
Numerator:
Net Loss (1)	$(3,148)	$(11,835)	$(8,102)	$(22,170)
Less: Series A preferred dividends	—	146	—	438

Net loss attributable to common share/unitholders	$(3,148)	$(11,981)	$(8,102)	$(22,608)

Denominator:
Weighted-average shares/units outstanding (2)	6,180,592	8,800,132	6,173,454	8,800,132
Loss per common share/unit	$(0.51)	$(1.36)	$(1.31)	$(2.57)

(1)
Net loss per this table represents net loss attributable to the Real Good Food Company, Inc., for the three and nine months ended September 30, 2022, and net loss attributable to RGF, the predecessor company, for the three and nine months ended September 30, 2021.

(2)	Amounts for 2022 represent shares of Class A common stock outstanding. Amounts for 2021 represent Common Units outstanding.
As of September 30, 2022, the Company’s issued and outstanding RSUs, which were the Company’s only potentially dilutive securities, have been excluded from the computation of diluted net loss per unit as they would have been anti-dilutive. Therefore, for all periods presented, there is no difference in the number of units used to compute basic and diluted units outstanding due to the Company’s net loss position.
NOTE 11. RELATED-PARTY TRANSACTIONS
The Company entered into multiple related-party loan arrangements prior to 2020 with a member of the Company who holds shares of Class B common stock and is a holder of more than 20% of the Company’s equity interests. The outstanding balance of the debt from this related party of $1.2 million was paid in full during 2021. Interest expense related to this debt was $27 thousand and $81 thousand for the three and nine months ending September 30, 2021, respectively.
Additionally, the Company’s Executive Chairman of its board of directors holds more than 20% beneficial ownership interest in the Company’s common stock.
In connection with the completion of the IPO, the Company entered into a tax receivable agreement (“TRA”) with the continuing Members of RGF. This agreement grants the Members the right to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes or is deemed to realize as a result of an increase in the tax basis of the net assets of the Company resulting from any redemptions or exchanges of interests in RGF, and certain other tax benefits related to payments made under the TRA. As a result of the Company’s net loss position, there were no amounts due under the TRA as of September 30, 2022.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various contracts, in the normal course of business, obligating it to purchase minimum quantities of ingredients used in its production and distribution processes, including cheese, chicken, and other ingredients that are inputs into its finished products. The Company entered into these contracts from time to time to ensure a sufficient supply of raw ingredients. None of these commitments are for durations greater than a year. Accordingly, as of September 30, 2022, the Company had no outstanding long-term commitments.

Legal Matters
The Company is party to certain claims, litigation, audits, and investigations in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the outcome, these ordinary course matters can have an adverse impact on us because of legal costs, diversion of management’s time and resources, and other factors. The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2022 and December 31, 2021, the Company’s management has concluded that it was not necessary to accrue amounts related to any pending litigation.
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
During the three and nine months ended September 30, 2022, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 56% and 15% of net sales, respectively, and for the three months ended September 30, 2022, and 53% and 20%, for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 66% and 16% of net sales, respectively, during the three months ended September 30, 2021, and 61% and 18% of net sales during the nine months ended September 30, 2021. No other customer accounted for more than 10% of net sales during the periods presented.
Concentration of Credit Risk
Accounts receivable potentially subject the Company to concentrations of credit risk. As of September 30, 2022, two customers accounted for a total of 63% of the Company’s accounts receivable balance, or 36%, 26%, respectively. As of December 31, 2021, three customers accounted for a total of 50% of the Company’s accounts receivable balance, or 25%, 13%, and 13%, respectively. No other customers accounted for more than 10% of total accounts receivable. The Company’s customers are predominantly retailers who sell the Company’s products to end consumers. Given that, along with the Company’s customers being major U.S. retailers, the Company does not consider the concentration of its trade account receivables to be a significant risk.
NOTE 14. EQUITY-BASED COMPENSATION
On October 11, 2021, the Company’s board of directors approved the Company’s 2021 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of equity compensation grants to employees, as well as members of its board of directors, in the form of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights (“SARS”), for up to 3,700,000 shares of the Company’s Class A common stock. In addition, the Plan provides for an employee stock purchase program (“ESPP”), which is included as part of the 3,700,000 shares authorized under the Plan. During the nine months ended September 30, 2022, 123,397 additional shares were authorized to be granted under the Plan pursuant to an evergreen provision.
Subsequent to the IPO the Company issued RSUs to certain directors, officers and employees. Each RSU granted constitutes a right to receive one share of the Company’s Class A common stock, subject to the vesting terms specific to each agreement. The shares of the Company’s common stock underlying the number of vested RSUs are intended to be delivered as soon as practicable after vesting occurs. During the period between the grant date and vesting, the RSUs may not be transferred, and the grantee has no rights as a stockholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If a grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Company’s Compensation Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash). As of September 30, 2022, there were 1,321,592 shares available under the Plan for future equity grants.
Restricted Stock Units Issued to Officers and Employees
The following table details the activity related to equity grants during the nine months ended September 30, 2022:

	Restricted Stock Units	Grant Date Fair Value

Outstanding/Unvested at December 31, 2021	1,113,410	$9.50
Granted	1,393,395	$6.26
Forfeited	(5,000)	$6.26
Vested	(5,000)	$6.52

Outstanding/Unvested at September 30, 2022	2,496,805

The grant date fair value of grants issue
d
 was based on the closing price of the Company’s Class A common stock as of the date the grant is issued. Of the total RSUs issued during the nine months ended September 30, 2022, 1,131,412 were issued to officers of the Company and 87,072 were issued to the Company’s directors. The remaining shares were issued to various employees of the Company and certain consultants. All vesting related to RSUs is subject to continued service, with the exception of involuntary terminations for reasons other than cause.
With the exception
of
RSUs granted to directors, which generally vest 50% on each of the two anniversary dates of the grants, the RSUs granted during 2022 vest 1/3 on each of the three anniversary dates of the grants.
Equity Compensation Expense
The Company values RSUs (the grant date fair value) based on the closing price of the Company’s Class A common stock on the date the grant is issued, and recognizes the expense related to this value on a straight-line basis over the vesting term. During the three and nine months ended September 30, 2022, the Company recorded approximately $1.8 million and $5.2 million, respectively in expense related to outstanding RSU grants. There were no benefits related to income taxes during the period. Unrecognized compensation expense as of September 30, 2022, was $13.7 million and is to be recognized over a weighted average period of approximately 2.08 years.
NOTE 15. INCOME TAXES
During the three and nine months ended September 30, 2022 the Company provided no amounts related to current income taxes as a result of the net losses incurred. As such only deferred taxes were applicable for the three and nine months, and as a result of the full valuation allowance applied to the deferred tax assets, there were no amounts related to income taxes recognized in the consolidated statement of operations.
The Company’s effective tax rate includes a rate benefit attributable to approximately 24% of the Company’s earnings which are not subject to corporate level taxes, due to the applicable income taxes that are the obligation of the non-controlling
members of RGF. Thus, the effective tax rate on the portion of loss attributable to the Company is 25.0%, before taking into effect the valuation allowance, for the quarter September 30, 2022. There were no deferred taxes related to the three or nine months ended September 30, 2021 as the Company was a pass through for all periods prior to the IPO.
NOTE 16.
NON-CONTROLLING
INTEREST
In connection with the Reorganization described in Note 1, The Real Good Food Company, Inc. became the sole managing member of RGF and, as a result, consolidates the financial results of RGF. The Real Good Food Company, Inc. reports a non-controlling interest
representing continuing Member interests in RGF. Any future changes in The Real Good Food Company, Inc.’s ownership interest in RGF, while retaining its controlling interest in RGF, will be accounted for as an equity transaction. As such, future redemptions or direct exchanges of RGF interests by the continuing Members will result in a change in ownership and reduce the amount of earnings or loss recorded as a non-controlling interest
and increase or decrease the balance of additional
paid-in capital
concurrently.
NOTE 17. SUBSEQUENT EVENTS
The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events as of the date that the financial statements were issued.

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

Trends and Other Factors Affecting Our Business and Industry

Our results are impacted by economic and consumer trends, as well as pressures impacting food industry market dynamics, such as sourcing and supply chain constraints. Changes in trends in consumer buying patterns may impact the results of our operations. In recent years, there has been an increased focus on healthy eating and on consuming natural, organic and specialty foods. These trends have benefited the Company, as has the rise in at-home consumption as a result of the COVID-19 pandemic (the “Pandemic”). However, consumer spending may shift to the food-away-from-home industry as the impacts of the Pandemic subsides. We believe the trend in in-home consumption positively affected our sales, given the increase in demand of our retail customers during 2021, which we expect to continue throughout 2022. However, commodity cost challenges have persisted due to supply and recent supply chain disruptions, and as such we are experiencing increases in costs for certain ingredients in our products, which has negatively impacted our gross profit margin. In addition, the effects of the avian flu have adversely impacted the cost of chicken and eggs, and created challenges with regards to sourcing. However, as certain market dynamics continue normalize, we expect these sourcing and supply chain challenges to diminish somewhat in the fourth quarter of 2022.

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

Results of Operations — Comparison of the Three Months Ended September 30, 2022 and 2021

The following table details the results of our operations for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	$ Change	% Change
Net sales	$37,550	$23,014	$14,536	63.2%
Cost of sales	35,782	20,659	15,123	73.2%

Gross profit	1,768	2,355	(587)	-24.9%

Operating expenses:
Selling and distribution	4,615	4,323	292	6.8%
Marketing	1,659	1,732	(73)	-4.2%
Administrative	6,142	1,875	4,267	227.6%

Total operating expenses	12,416	7,930	4,486	56.6%

Loss from operations	(10,648)	(5,575)	(5,073)	91.0%
Interest expense	2,469	839	1,630	194.3%
Other expense	—	(309)
Change in fair value of convertible debt	—	5,730

Loss before income taxes	(13,117)	(11,835)	(1,282)	10.8%
Income tax expense	—	—	—

Net Loss	$(13,117)	$(11,835)	$(1,282)	10.8%
Less: net loss attributable to non-controlling interest	(9,969)	—
Preferred return on Series A preferred units	—	146

Net loss attributable to The Real Good Food Company, Inc.	$(3,148)	$(11,981)

Net Sales

Net sales for the three months ended September 30, 2022 increased $14.5 million, or 63.2%, to $37.6 million compared to $23.0 million for the prior year period. This increase was primarily due to strong growth in sales volumes of our core products, driven by greater demand from our existing retail and club customers and to a lesser extent new customers. In addition, we decreased certain sales discounts during the period, resulting in an increase in dollar sales.

Cost of Sales

Cost of sales increased approximately $15.1 million, or 73.2%, to $35.8 million during the three months ended September 30, 2022 compared to $20.7 million for the prior year period. This increase was primarily due to an increase in the sales volume of our products and raw material costs, as well as an increase in plant manufacturing costs related to the start-up of our new manufacturing facility in Bolingbrook, IL. The increases in costs were partially offset by the increase in sales of our self-manufactured products, which yield higher margins. We do not expect that these cost pressures to continue to this degree beyond this current quarter given that the Bolingbrook facility continues to move towards reaching peak efficiency, and that the costs for certain commodities continues to normalize, such as Chicken and Cheese, etc.

Gross Profit

Gross profit decreased $0.6 million to $1.8 million for the three months ended September 30, 2022, compared to $2.4 million for the prior year period. This decrease is primarily due to higher manufacturing costs and the impacts of higher raw material costs.

Operating Expenses

Selling and Distribution Expense

The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	$ change	% Change
Selling and distribution	$4,615	$4,323	$292	6.8%
Percentage of net sales	12.3%	18.8%		-6.5%

Selling and distribution expense increased $0.3 million, or 6.8%, for the three months ended September 30, 2022, as compared to the prior year period. Selling and distribution expense increased primarily due to an increase in selling expenses related to the increase in sales. Selling and distribution expense decreased as a percentage of net sales due to gaining economies of scale with regards to our operations, and, to a lesser extent, a decrease in our freight costs.

Marketing Expense

The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	$ change		% Change
Marketing	$1,659	$1,732		$(73)	-4.2%
Percentage of net sales	4.4%	7.5%			-3.1%

Marketing expense remained relatively unchanged during the three months ended September 30, 2022, as compared to the prior year period. Marketing expense relates primarily to advertising and promotional costs we incur to increase household awareness of our brand as well as support our sales growth. Marketing expense decreased as a percentage of sales for the three months ended September 30, 20202, primarily due to a decrease in the intensity of our efforts during the three months ended September 30, 2022, relative to sales, due to the cumulative effect of our previous efforts in penetrating new markets.

Administrative Expense

The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	$ change	% Change
Administrative	$6,142	$1,875	$4,267	227.6%
Percentage of net sales	16.4%	8.1%		8.2%

Administrative expense increased $4.3 million, or 227.6% during the three months ended September 30, 2022, as compared to the prior year period. This increase was primarily driven by expenses related to being a publicly owned company as well as to equity compensation expense and other personnel related expenses incurred in support of our growth. An increase in research and development costs also contributed to the increase compared to the prior year period.

Loss from Operations

As a result of the foregoing, loss from operations increased $5.1 million, or 91.0% to $10.6 million for the three months ended September 30, 2022, compared to a loss from operations of $5.6 million for the prior year period. Loss from operations as a percentage of sales was (28.4)% for the current period, compared to (24.2)% for the prior year period.

Interest Expense

Interest expense increased $1.6 million, or 194.3%, to $2.5 million during the three months ended September 30, 2022, as compared to $0.8 million for the prior year period. The increase in interest expense during the 2022 period, was primarily due to having higher levels of interest bearing debt during the three months ended September 30, 2022 as compared to the prior year period.

Net Loss

As a result of the foregoing, our net loss increased $1.3 million, or 10.8%, to $13.1 million during the three months ended September 30, 2022, compared to a net loss of $11.8 million for the prior year period.

Results of Operations — Comparison of the Nine months ended September 30, 2022 and 2021

The following table details the results of our operations for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	$ Change	% Change
Net sales	$105,935	$58,477	$47,458	81.2%
Cost of sales	97,569	49,447	48,122	97.3%

Gross profit	8,366	9,030	(664)	-7.4%

Operating expenses:
Selling and distribution	14,851	10,291	4,560	44.3%
Marketing	4,617	3,119	1,498	48.0%
Administrative	18,009	7,677	10,332	134.6%

Total operating expenses	37,477	21,087	16,390	77.7%

Loss from operations	(29,111)	(12,057)	(17,054)	141.4%
Interest expense	4,650	4,322	328	7.6%
Other expense	—	(309)
Change in fair value of convertible debt	—	6,100

Loss before income taxes	(33,761)	(22,170)	(11,591)	52.3%
Income tax expense	—	—	—

Net Loss	$(33,761)	$(22,170)	$(11,591)	52.3%
Less: net loss attributable to non-controlling interest	(25,659)	—
Preferred return on Series A preferred units	—	438

Net loss attributable to The Real Good Food Company, Inc.	$(8,102)	$(22,608)

Net Sales

Net sales for the nine months ended September 30, 2022 increased $47.5 million, or 81.2% to $105.9 million compared to $58.5 million for the prior year period. This increase was primarily due to strong growth in sales volumes of our core products, driven by greater demand from our existing retail and club customers and to a lesser extent new customers. In addition, a decrease in sales promotions also contributed to the dollar increase in net sales.

Cost of Sales

Cost of sales increased approximately $48.1 million, or 97.3%, to $97.6 million, during the nine months ended September 30, 2022, as compared to $49.4 million for the prior year period, primarily due to an increase in the sales volume of our products, as well as to an increase in manufacturing costs related to start-up costs associated with our new manufacturing in Bolingbrook, IL. The increases in costs were partially offset by the increase in sales of our self-manufactured products, which yield a higher margin.

Gross Profit

Gross profit decreased $0.7 million to $8.4 million for the nine months ended September 30, 2022, compared to $9.0 million for the prior year period. This decrease is primarily due to the impact of increased manufacturing and raw material costs.

Operating Expenses

Selling and Distribution Expense

The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	$ change	% Change
Selling and distribution	$14,851	$10,291	$4,560	44.3%
Percentage of net sales	14.0%	17.6%		-3.6%

Selling and distribution expense increased $4.6 million, or 44.3%, for the nine months ended September 30, 2022, as compared to the prior year period. Selling and distribution expense increased primarily due to an increase in selling expenses related to the increase in sales, and, to a lesser extent, an increase in industry freight rates. Selling and distribution expense decreased as a percentage of net sales due to gaining economies of scale with regards to our operations and as well as a reduction of distribution costs, as shipping costs continue to normalize.

Marketing Expense

The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	$ change	% Change
Marketing	$4,617	$3,119	$1,498	48.0%
Percentage of net sales	4.4%	5.3%		-1.0%

Marketing expense increased $1.5 million, or 48.0%, during the nine months ended September 30, 2022, as compared to the prior year period. Marketing expense increased primarily due to an increase in advertising and promotional costs we incurred to increase household awareness of our brand as well as support our sales growth. Marketing expense decreased as a percentage of sales primarily due to our ability to leverage our previous efforts in penetrating new markets.

Administrative Expense

The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	$ change	% Change
Administrative	$18,009	$7,677	$10,332	134.6%
Percentage of net sales	17.0%	13.1%		3.9%

Administrative expense increased $10.3 million, or 134.6%, during the nine months ended September 30, 2022, as compared to the prior year period. This increase was primarily driven by expenses related to being a publicly owned company as well as to equity compensation expense and other personnel related expenses incurred in support our of growth. Additionally, we incurred significant expenses in bringing our new manufacturing facility in Bolingbrook into full operation. We expect these costs to continue through the remainder of 2022.

Loss from Operations

As a result of the foregoing, loss from operations increased $17.1 million, or 141.4%, to $29.1 million for the nine months ended September 30, 2022, compared to a loss from operations of $12.1 million for the prior year period. Loss from operations as a percentage of sales was (27.5)% for the current period, compared to (20.6)% for the prior year period.

Interest Expense

Interest expense increased $0.3 million, or 7.6%, to $4.7 million during the nine months ended September 30, 2022, as compared to $4.3 million for the prior year period. The increase in interest expense during the 2022 period, was primarily due to having more interest bearing debt during the nine months ended September 30, 2022 as compared to the prior year period.

Net Loss

As a result of the foregoing, our net loss increased $11.6 million, or 52.3%, to $33.8 million during the nine months ended September 30, 2022, compared to a net loss of $22.2 million for the prior year period.

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

On August 14, 2022, we amended our debt agreement with PMC to, among other things, (a) increase the maximum borrowing capacity under the Revolver from $50.0 million to $75.0 million, (b) create the 2022 Term Loan in the principal amount of $10.0 million, and (c) amend the interest rates of the Revolver and CapEx Line.

As of September 30, 2022, we had $5.4 million in cash (which includes restricted cash of $2.3 million), current debt obligations of $0.4 million, and long-term debt obligations of $67.7 million. Additionally, as of September 30, 2022, we had current business acquisition liabilities of $0.9 million and long-term business acquisition liabilities of $2.7 million. We believe that our cash on-hand and cash received from operations, together with borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures and debt service requirements for the remainder of 2022 as well as the foreseeable future. We expect to make future capital expenditures of approximately $0.5 million in connection with the enhancement of our current production capabilities during the remainder of 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	September 30,
	2022	2021
(In thousands)
Net cash used in operating activities	$(49,512)	$(7,483)
Net cash used in investing activities	(3,737)	(4,629)
Net provided by financing activities	28,857	13,734

Net (decrease) increase in cash and cash equivalents	(24,392)	1,622
Cash and cash equivalents at beginning of period	29,745	28

Cash and cash equivalents at end of period	$5,353	$1,650

Net Cash Used in Operating Activities

Net cash used in operating activities was $49.5 million during the nine months ended September 30, 2022, as compared to net cash used in operating activities of $7.5 million for the nine months ended September 30, 2021. The increase in net cash used in operating activities is primarily due to the increase in our working capital and an increase in our net loss during the 2022 period. The increase in working capital was primarily driven by an increase in inventory to support growth and create safety stock to avoid potential supply disruptions related to the start-up of our new facility in Bolingbrook, IL. Additionally, there was an increase our accounts receivable for the nine months ended September 30, 2022, which was attributable to sales made late in the third quarter which were not collected upon at September 30, 2022.

Net Cash Used in Investing Activities

During the nine months September 30, 2022 and 2021, net cash used in investing activities was $3.7 million and $4.6 million, respectively. Cash used in investing activities during the nine months ended September 30, 2022 was primarily related to equipment purchases related to our manufacturing facilities. Our capital expenditures during the nine months ended September 30, 2021 were primarily related to equipment purchased for our City of Industry, CA, facility, which were necessary to bring that facility into full operational status.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $28.9 million during the nine months ended September 30, 2022, as compared to net cash provided by financing activities of $13.7 million during the same period last year. This increase was primarily due to the increases in borrowing on our revolving credit facility, offset in part, by payments made in connection with our acquisition related liabilities.

Contractual Obligations

As of September 30, 2022, there were no material changes in payments due under contractual obligations from those disclosed in our Annual Report.

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

During the three months ended September 30, 2022, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information required by this Item is incorporated herein by reference to Note 12 to the Financial Statements, Commitments and Contingencies, in Part I, Item 1, of this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Amendment Number Twenty Three dated as of August 14, 2022, by and between Real Good Foods, LLC and PMC Financial Services Group, LLC.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2022	By:	/s/ Gerard Law
Gerard Law
Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ Akshay Jagdale
Akshay Jagdale
Chief Financial Officer
(Principal Financial and Accounting Officer)