Form 10-K
period 2022-12-31
Real Good Food Company, Inc.
filed 2023-03-31
CIK 1871149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐
No
☒
The aggregate market value of the Class A common Stock, par value $0.0001 per share, held by non-affiliates
of the registrant as of June 30, 2022 was approximately $42,902,466 (based on the closing price of such stock as quoted on the Nasdaq Global Market of $7.03 on such date).
As of March 24, 2023, there
were
7,187,951
 shares of the registrant’s Class A common stock, par value $0.0001 per share, and
18,677,681
shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2023 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form
10-K.

The Real Good Food Company, Inc.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2022

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

Our brand commitment, “Real Food You Feel Good About Eating,” represents our strong belief that, by eating our food, consumers can enjoy more of their favorite foods and, by doing so, live better lives as part of a healthier lifestyle. Our branded products are sold to consumers through an increasing number of locations in retail channels, primarily in natural and conventional grocery, drug, club, and mass merchandise stores, including Walmart, Kroger, and Costco.

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

We believe the nutritional content and quality of our products position us to compete directly within the $210 billion U.S. H&W industry, which includes natural, specialty, and wellness food products. Since our inception, we have focused on creating H&W products for the frozen food aisle, where we believe H&W brands are underrepresented compared to other categories. Our strategic advantages are rooted in our mission-focused approach, craveable products, large and engaged consumer community, innovative product-development process, self-manufacturing capabilities, product positioning within our category, and management expertise.

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

The manufacture of our products requires a specialized process and purpose-built equipment to help ensure they have the macronutrient composition we strive to achieve while maintaining taste. The vast majority of our products are manufactured within the United States. We operate what we believe to be a best in class manufacturing facilities in the City of Industry California (the “City of Industry Facility”), and in Bolingbrook Illinois (the “Bolingbrook Facility”), where we produced over 80% of our goods sold during 2022. These facilities meet United States Department of Agriculture (“USDA”) standards and currently contain several flexible production lines which are U.S. Food and Drug Administration (“FDA”) and USDA registered. In addition, the products we manufacture at these facilities are certified by the Gluten-Free Certification Organization (“GFCO”) to be labeled for sale as “gluten free” (a gluten threshold of 10ppm or less), in accordance with the standards set by the GFCO.

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

Our fully cooked stuffed chicken offers a convenient, and nutritious entrée for any occasion. Wrapped in chicken breast, and stuffed with flavors like cordon bleu, spinach artichoke and broccoli & cheese. Our stuffed chicken is 100% grain free and gluten free, and has 80%-90% less carbs than our competitors with one to two times more protein.

Asian Chicken

Our Asian chicken entrees use lightly breaded chicken made from nutritious ingredients and are 100% grain-free and gluten-free, and are low carb with only one gram of sugar, packed with 25g of protein per serving. We offer three varieties: Orange Chicken, General Tso’s Chicken and Sweet and Sour Chicken.

Breaded Chicken

We offer nutritious Chicken Nuggets and Strips which are 100% grain and gluten free, with only 3g-4g net carbs and with 23g protein per serving. Our breaded chicken lineup consists of four offerings: original lightly breaded nuggets, lightly breaded strips, buffalo nuggets and buffalo strips.

All our breaded chicken products use real food ingredients such as chickpea flour and egg whites to make its crispy breading.

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

Other Frozen Food Items

We provide macronutrient balanced foods for all eating occasions and times of day and offer products in multiple subcategories within the frozen food category. Certain of these products are offered on a limited time basis, such as our no-added sugar, extra-creamy ice cream, offered through our E-commerce platform. We consider products such as these to be our non-core products.

Our Manufacturing and Packaging Process

Our products are manufactured at our City of Industry and Bolingbrook Facilities, and through our co-manufacturing partner located in Missouri. During 2022, more than 80% of our products were self-manufactured.

Our facilities each contain several flexible production lines that are FDA and USDA registered. In addition, the products we manufacture at our facilities are certified by the GFCO to be labeled for sale as “gluten free” (threshold of 10ppm gluten or less), in accordance with the standards set by the GFCO, when bearing the GFCO certification mark.

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

We and our co-manufacturing partner each have a food safety plan (“FSP”) that focuses on preventing food safety risks and is designed to be compliant with the requirements set forth under the Food Safety Modernization Act (“FSMA”). In addition, each facility has at least one preventive controls qualified individual who has successfully completed training in the development and application of risk-based preventive controls at least equivalent to that received under a standardized curriculum recognized by the USDA and FDA.

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

In addition to third-party inspections of our manufacturing partners, we have instituted audits to address topics including allergen control; ingredient, packaging and product specifications, and sanitation. Under FSMA, our facilities and our co-manufacturer’s facilities are required to have an FSP, a hazard analysis critical control plant plan, or a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate, or reduce relevant food-borne hazards.

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

Segment Reporting and Geographical Information

For the years ended December 31, 2022 and 2021, we were managed as a single operating segment. Our Chief Executive Officer, who is the Chief Operating Decision Maker, reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. All of our sales occur primarily within the United States, and all of our assets are maintained in the United States.

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

Our Culture and Human Capital

“Keeping it REAL”

We believe there is a better, more nutritious way to enjoy our favorite foods, and we are committed to producing Real Food You Feel Good About Eating. We believe that our company culture has been and will continue to be a key contributor to the fulfillment of this commitment. Our culture enables us to foster the creativity, teamwork, focus, and innovation we need to support our growth. Our employees drive our mission and share core values that both stem from and define our culture, which plays an invaluable role in our execution at all levels within our organization, and contributes to our success and the continued growth of our business. Our shared core values focus on trust and respect for each other, our customers, consumers, business partners, stockholders, and other constituents; relentless product innovation and continuous improvement; and a culture of transparency, accountability, and ownership, and collectively serve as the driving force behind how we work together, engage with our constituents and the communities in which we operate, and lay the groundwork for our future growth and success. We call this “Keeping it REAL.”

Our board of directors adopted a written code of business conduct and ethics, as well as other governance policies and practices, which serve as a guide for our directors, officers, employees, and representatives in our daily interactions with our customers, consumers, business partners, stockholders, and other constituents. We provide periodic training and educational materials to our directors and employees on these governance principles, which will help instill a commitment to ethical behavior and legal compliance.

Our Team

We value having talented people at every level of our business. As of December 31, 2022, we had approximately 130 full-time employees on our payroll. None of our employees is represented by a labor union. We have never experienced a labor-related work stoppage, and believe our relationship with our employees to be very good.

We contract with several professional employer organizations (“PEOs”) that administer our human resources, payroll, and employee benefits functions for substantially all of our warehouse and production employees. Our PEOs recruit and select these contract employees to fulfill our hiring needs, and each of these employees is an employee of record of the relevant PEO. In addition to our full-time employees, as of December 31, 2022, we had approximately 495 contract employees hired through our PEOs.

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

The health and safety of our employees is our highest priority. For instance, during the COVID-19 pandemic, we remained operational as an “essential business” while focusing on safeguarding the well-being of our employees. During that time, in an effort to protect the health and safety of our employees, we limited the number of employees on-site relative to our typical personnel capacity, adopted remote work and flexible scheduling policies, and implemented enhanced safety measures and protocols at our facilities, most of which are still in place today.

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

On October 4, 2021, we entered into a lease agreement for our Bolingbrook Facility, which is an 81,406 square foot industrial facility in Bolingbrook Illinois which we use for food manufacturing and assembly, warehousing, and distribution. This lease commenced on January 1, 2022 and will expire on April 1, 2029, with two options to extend the lease for successive five-year periods. This facility became fully operational during the second half of 2022.

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

As of December 31, 2022, we held 16 U.S. trademark registrations, one pending U.S. trademark application, two foreign trademark registrations and one pending foreign trademark registration. Further, we have a registered domain name, www.realgoodfoods.com. The information contained on or accessed through our website does not constitute part of this report.

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

Where You Can Find More Information

Our investor website can be accessed at www.realgoodfoods.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy statements filed with or furnished to the Securities and Exchange Commission (“SEC”), are available free of charge in the “Investors” section on our website under the caption “Financial Information” and then “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. Documents filed with the SEC are also available free of charge on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Summary of Risk Factors

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. If any of these risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business The following is a summary of the most significant risk factors which could have a material impact on our business:

•	our limited operating history as a public company and significant operating losses;

•	our need to increase net sales from existing customers and acquire new customers in order to execute our growth strategy;

•	the short and long-term effects of the coronavirus (“COVID-19”) pandemic on our business and the industry in which we operate;

•	our ability to successfully implement our growth strategy and obtain additional financing to achieve our goals;

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

Additionally, certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report.

Risks Related to Our Business, Brand, Products, and Industry

We have incurred significant operating losses. As a result of continuing investments to expand our business, we may not achieve or sustain profitability.

We have experienced net losses in every period since our inception. In the years ended December 31, 2022 and 2021, we incurred net losses of $44.5 million and $67.1 million (represents full year of operating company losses and includes both controlling and noncontrolling interest), respectively. We anticipate our operating expenses and capital expenditures will increase substantially in the foreseeable future as we seek to expand our retail distribution, invest in our approach to grow our community, leverage our product development capabilities, and invest in production capacity and automation. As a result of our continuing investments to expand our business in these and other areas, we expect our expenses to increase significantly, and we may not achieve profitability in the foreseeable future. These factors along with our limited history as a public company make it more difficult to forecast accurately our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. If we do not address these risks successfully, our operating results could differ materially from our estimates and forecast and from the expectations of investors or analysts.

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

Our ability to execute our growth strategy depends in part on our ability to attract new customers and consumers to our brand, retain our existing customers, and increase net sales from existing customers. However, we may not be successful in achieving these objectives, particularly increasing our net sales, as a result of a number of factors, including:

•	our inability to commercialize innovative and relevant products with the taste, nutritional content, quality, and value demanded by our customers and consumers;

•	changes in consumer preferences, including trends impacting the H&W industry and the frozen food category;

•	introduction of competitive products by other branded food companies, retailers, restaurants, and other industry participants;

•	the pricing of our products and the products of our competitors;

•	any decision by customers to reduce the number of our products they sell, or to limit their shelf space available for our products;

•	greater reliance by certain retailers on private label products;

•	our ability to fulfill orders in a timely manner;

•	perceptions regarding the taste, nutritional content, quality, and value of our products relative to those of our competitors or other food products;

•	our failure to effectively engage with customers or consumers through our advertising and marketing efforts, including through our social media presence;

•	factors impacting our current or target customers, including bankruptcy or financial hardship, changes in business strategy or operations, or industry consolidation;

•	regulatory matters impacting our products or the products of our competitors, including product recalls or seizures;

•	incidence of food-borne illnesses, contamination or other food-safety incidents caused by our products, or involving our competitors, co-manufacturers, suppliers, or other business partners;

•	the impacts and disruptions caused by the COVID-19 pandemic, or any similar pandemics or incidence of disease; or

•	unfavorable general economic and geopolitical conditions, including discretionary spending, consumer confidence, interest rates, and unemployment rates.

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

Unfavorable general economic and geopolitical conditions could negatively impact our ability to attract customers and our financial results.

Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions, including inflation, credit market conditions, increased unemployment, levels of consumer and business confidence, commodity (including energy) prices and supply, a recession or economic slowdown, trade policies, changing policy positions or priorities, levels of government spending and deficits, and any actual or anticipated default on sovereign debt. Unfavorable changes in economic conditions could negatively affect consumer demand for, our products.

We are subject to substantial customer concentration risk and our failure to retain existing customers would have an adverse effect on our business.

We have been and continue to be subject to substantial customer concentration risk. Our two largest retail customers during the year ended December 31, 2022 were Costco and Walmart. During the year ended December 31, 2022, Costco and Walmart accounted for approximately 70% of our net sales, collectively, and accounted for approximately 51% and 18% of our net sales, respectively, for the year ended December 31, 2022. During the year ended December 31, 2021, Walmart and Costco collectively accounted for approximately 71% of our net sales. These customers individually accounted for approximately 51% and 21% of our net sales, respectively, for the year ended December 31, 2021. We do not have long-term contracts with our significant customers, any of which could discontinue their relationship with us or seek to modify their commercial terms with us. In addition, our customers are typically not required to purchase a minimum amount of our products. While our growth strategy involves retaining and increasing net sales from existing customers, we cannot guarantee that we will be successful in executing this strategy. The loss of any significant customer, the reduction of purchasing levels from any such customer, or the failure of any of these customers to purchase new products from us would have a material adverse impact our business, operating results and financial condition. For example, throughout 2020, we experienced a reduction of purchasing activity from many of our significant customers, as well as a decision by many retail customers to cancel or postpone shelf-resets, as a result of the impacts of the COVID-19 pandemic, which had a material adverse impact on our net sales during that year.

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

The actual or perceived effects of a pandemic, epidemic, disease outbreak, or similar widespread public health concern, such as COVID-19, could materially and adversely affect our business, financial condition, and results of operations, For instance, COVID-19, had an impact on our costs to produce our products during 2021, as well as negatively impacting on our supply chain in that year. Even the perceived risk of infection or health risk may adversely affect traffic to our store-based retail customers and, in turn, our business, financial condition, and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for a significant period of time.

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

Our business is focused on the development, manufacture, marketing, and sale of frozen foods. These foods are subject to the requirements of the U.S. Food and Drug Administration (“FDA”) and other governmental agencies, including for claims that a product is “high in protein,” has “no added sugar,” and is made from nutrient-dense ingredients. Consumer preferences, and therefore demand for our products, could change rapidly as a result of a number of factors, including consumer demand for specific nutritional content, dietary habits, or restrictions, including a focus on lowering fat or sodium content, perceptions regarding food quality, concerns regarding the health effects of certain ingredients or macronutrient ratios, shifts in preferences for product attributes, laws and regulations governing product claims, brand reputation and loyalty, and product pricing. A significant shift in consumer demand away from our products, or towards competitive products, could limit our product sales, reduce our market share, and negatively impact our brand reputation, any of which could adversely affect our business, operating results, and financial condition.

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

We may not be able to implement our growth strategy successfully.

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

If we fail to effectively expand our manufacturing facilities, distribution channels, and production capabilities, or if we fail to effectively manage our supply chain or address disruptions, our business and operating results could be harmed.

Our growth strategy requires us to invest in our manufacturing facilities, expand our distribution channels, and enhance our production capabilities, while simultaneously enhancing our operational infrastructure to support our growth. However, there are risks associated with effectively scaling manufacturing facilities, distribution channels, production processes, and supply chain requirements. For example, we may face challenges building our manufacturing infrastructure, acquiring necessary equipment, or hiring manufacturing employees, and these challenges may be exacerbated as a result of a number of factors, including our limited operating history, increasing costs and wage rates, supply chain disruptions and any other impacts and disruptions caused by the COVID-19 pandemic.

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

Events that adversely affect our suppliers could impair our ability to obtain the ingredients necessary to meet demand. Moreover, the raw materials and other supplies, including ingredients, agricultural commodities, energy, fuel, packaging materials, transportation, labor and other supply chain inputs that we use for the production and distribution of our products, are subject to price volatility and fluctuations in availability caused by many factors. Such events and factors could include facilities disruptions; food disease; contamination; financial hardships; labor shortages, strikes or work stoppages; natural disasters or other catastrophic occurrences; fluctuations in supply and demand; supplier capacity constraints; inflation; weather conditions; health epidemics, pandemics or other contagious outbreaks; changes in or the enactment of new laws and regulations; governmental actions or controls; transport capacity constraints; cybersecurity incidents or other disruptions; political uncertainties; acts of terrorism or violence; or governmental instability. We continuously seek alternative sources of ingredients to use in our products, but we may not be successful in these efforts. If we need to replace an existing supplier, there can be no assurance that supplies of ingredients will be available when required on acceptable terms, or at all, or that a new supplier would allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner, or meet our quality control standards. If we are unable to manage our supply chain effectively and ensure that our products are available to meet demand, our operating costs could increase and our net sales could decrease, which would have a material adverse impact on our operating results. Many of our raw materials and supplies are purchased in the open market and the prices we pay for such items are subject to fluctuation. During 2022 we experienced inflationary pressures on certain commodities we utilize in the production of our products. Costs stabilized towards the end of 2022, however, certain of these cost pressures may return in 2023, as, for example, there has been another recent outbreak in avian flu which could potentially negatively impact the cost of poultry.

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

We purchase large quantities of ingredients to manufacture our products, including food commodities such as poultry and dairy products. The price of these commodities is volatile and has in the past and can in the future increase significantly based on a number of factors beyond our control, including inflationary pressures, consumer demand, harvesting decisions, incidence of disease, adverse weather conditions, natural disasters, international conflicts, and public sentiment. For example, at various times in the past, there has been social and political pressure to implement changes to the supply chain for certain agricultural products, including poultry, which could result in significant increases in the cost of the affected products. In addition, we purchase and use significant quantities of cardboard, film, and plastic to package our products. The costs of these products may also fluctuate based on a number of factors beyond our control, including changes in the competitive environment, availability of substitute materials, and macroeconomic conditions. Further, as a result of Russia’s invasion of Ukraine in March 2022, the United States and other governments have implemented coordinated sanctions, seizures of assets, and export-control measure packages. These measures, and the global response to the invasion, have resulted in increased oil prices and logistics costs, and may indirectly negatively impact the prices of the food commodities we use to manufacture our products. Volatility in the prices of commodities and other supplies we purchase could significantly increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover some or all of the increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our raw material and packaging costs, if we are unable to increase our prices to fully or partially offset the increased costs, or if such price increases reduce our sales volumes, then such cost increases will adversely affect our operating results.

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

In light of our growth strategies, and our anticipated operating expenses, and capital expenditures, we expect to require additional financing to achieve our goals. Our future capital requirements may depend on many factors, including:

•	economic conditions and our historical and projected financial condition, operating results, and liquidity;

•	our ability to increase sales to new and existing customers, and the gross margins associated with those sales;

•	the loss of one or more key customers, co-manufacturers, suppliers, or other business partners;

•	expenses associated with advertising and marketing activities, including the expansion of our social media presence;

•	our ability to develop and commercialize new products, and market acceptance of those products;

•	our ability to increase shelf space for our products;

•	product pricing;

•	the impact of discounts, rebates, or promotional activity;

•	product mix;

•	expenses associated with manufacturing, distribution, and production capabilities;

•	contractual commitments and requirements for ingredients;

•	expenses associated with attracting and retaining personnel;

•	the costs associated with being a public company;

•	the amount of our indebtedness, and our ability to satisfy debt service obligations or refinance the indebtedness;

•	the timing of, and costs associated with, any acquisitions of companies or assets; and

•	the impacts and disruptions caused by the COVID-19 pandemic, or any other pandemics, epidemics, disease outbreak, or similar widespread public health concern on our business and operating results.

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

In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders, which could adversely affect the value of an investment in our Class A common stock.

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

From time to time, we have financed our liquidity needs in part from borrowings made under various credit agreements. As of December 31, 2022, we owed $55.2 million under a revolving line of credit, which includes amounts related to a capital expenditure line of credit. Our credit agreements contain certain financial restrictions, operating covenants, and debt service requirements. Our failure to comply with obligations under these credit agreements, or inability to make required debt service payments, could result in an event of default under the agreements. A default, if not cured or waived, could permit a lender to accelerate payment of the loan, which could have a material adverse effect on our business, operations, financial condition, and liquidity.

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

For additional information refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” as well as Note 8 to our audited financial statements included elsewhere in this Annual Report.

Food-borne illnesses or other food safety incidents, or advertising or product mislabeling, may materially adversely affect our business.

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

Unexpected side effects, illness, injury, or death related to allergens, food-borne illnesses or other food safety incidents (including food tampering or contamination) caused by products we sell, or involving our co-manufacturers or suppliers, could result in the discontinuance of sales of these products, or of our relationships with such co-manufacturers or suppliers, or otherwise result in increased operating costs, regulatory enforcement actions, or harm to our reputation. The occurrence of food-borne illnesses or other food safety incidents could also adversely impact the availability of affected ingredients, which could result in higher costs, disruptions in supply, and loss of sales. Shipment of adulterated or mislabeled products, even if inadvertent, may result in criminal or civil liability. Such incidents could also expose us to product liability, negligence, or other lawsuits, including consumer class action lawsuits or lawsuits brought by states’ attorneys general or other consumer protection agencies. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which could materially harm our liquidity.

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

Any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our customers, our co-manufacturers, or our suppliers to conduct a recall in accordance with applicable regulations. Food recalls could result in significant losses due to their costs, destruction of product inventory, loss of sales, adverse impact on our brand and reputation, potential loss of existing co-manufacturers, suppliers or customers, and potential negative impact on our ability to attract new customers. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits. Although we believe we have an appropriate quality control process, there can be no assurance that our products will always comply with the standards we set for our products or applicable food regulations. In addition, while we seek to impose quality control requirements on our co-manufacturers, we cannot guarantee that the products they produce for us will comply with our standards or applicable regulations. For more information on regulations affecting us and our co-manufacturers and the associated risks, see “—Risks Related to Our Regulatory Environment.”

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

We currently rely upon third-party warehousing and logistics companies for our product shipments. Our utilization of these services is subject to a number of risks, including facility disruptions, equipment failures, space constraints, appointment availability, work stoppages, adverse weather conditions, and natural disasters, any of which could result in delays in the delivery of our products to customers, which could result in the loss of sales or liability under our customer agreements. In addition, factors such as competitive pressures, increasing wage rates, and rising fuel costs could result in changes to existing commercial arrangements with such warehousing or logistics companies that could negatively impact our operating results. Further, we periodically change warehousing or logistics companies, which could result in logistical difficulties that could adversely affect deliveries. Moreover, in situations where we change business partners, we may not be able to obtain favorable commercial terms, which could adversely affect our operating results.

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

Our success and future growth depend in part on the continued services of our senior management, including Bryan Freeman, our Executive Chairman, Gerard G. Law, our Chief Executive Officer, and Akshay Jagdale, our Chief Financial Officer. These executives are responsible for determining the strategic direction of our business and executing our growth strategy. They are also critical to our ability to attract and retain employees, including additional skilled management personnel. From time to time, there may be changes in our senior management personnel or other key employees resulting from the hiring or departure of these personnel, which may disrupt our business. Our executive officers and other key employees are generally employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of the services of any of these personnel could have a material adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by employees, customers, investors or business partners, which could harm our reputation. Further, we do not currently carry key-person life insurance for any of our senior management personnel.

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

Our ability to execute our growth plan and achieve our strategic objectives depends in part upon our ability to attract, train, and retain a sufficient number of qualified employees (including contract employees hired through professional employer organizations (“PEOs”)) who can manage our business, oversee our manufacturing operations, and establish credibility with our customers, co-manufacturers, suppliers, and other business partners. However, competition for qualified employees (including contract employees) is intense within our industry and the geographic regions in which we operate, and we and our co-manufacturers have experienced challenges hiring and retaining employees as a result of a number of factors, including upward pressure on wages, the increased mobility of the workforce, which resulted, in part, from the impacts of the COVID-19 pandemic. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives.

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

Our corporate offices are located in Cherry Hill, New Jersey, and our primary manufacturing facility is located in City of Industry, California. We take precautions to safeguard our facilities, including by acquiring insurance, adopting health and safety protocols, and utilizing off-site storage of computer data. However, vandalism, power outages, terrorism or a natural disaster, such as an earthquake, fire, flood, hurricane, tsunami, or other catastrophic event, could damage or destroy our facilities and inventories, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. If our manufacturing equipment or inventories were to be damaged, we might be unable to meet our contractual obligations to customers or demand for our products, and we might not be able to predict when we could repair the equipment or replace the inventory, which could have a material adverse impact on our operating results. Further, our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business.

Climate change may negatively affect our business and operations.

Global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters, may have an adverse impact on our business. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability of, or increased pricing for, certain ingredients that are necessary for the manufacturing of our products. In particular, we rely heavily on the use of certain food commodities in our products, including poultry and dairy products, and climate change could exacerbate pricing volatility associated with these products, particularly with regards to impacts on farming operations. [We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations.] Any factors that result in decreased availability of poultry or dairy products, including as a result of changes in consumer demand, incidence of disease or adverse weather conditions could result in a significant increase in the price of these products, which could have a material adverse impact on our operating results.

Governmental bodies at international, national, regional, state and local levels are taking actions to monitor, limit, restrict and/or eliminate emissions of greenhouse gases (“GHG”). Companies and their stakeholders, including shareholders and non-governmental organizations, are also seeking ways to reduce GHG emissions through private ordering. Increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Additionally, if regulations of GHG emissions are more aggressive than the sustainability measures that we undertake at any point to monitor the emissions associated with our operations and improve our energy efficiency, we may experience significant increases in our costs of operation and delivery. As a result, climate change could negatively affect our business and operations.

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

The Company’s principal asset is a controlling equity interest in Real Good Foods, LLC (“RGF”). As such, the Company is not expected to have any independent means of generating income. RGF is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of RGF’s units, including the Company, as a holder of Class A units of RGF. Accordingly, the Company will incur income taxes on its allocable share of any net taxable income of RGF and incur expenses related to our operations. Pursuant to RGF’s operating agreement, RGF will make cash distributions to the holders of RGF’s units in an amount intended to be sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of cumulative taxable losses of RGF that is allocated to them, to the extent previous tax distributions from RGF have been insufficient. In addition, if we do not have sufficient funds for liabilities incurred under this agreement, we may need to borrow funds, which could have a material adverse impact on our business, operating results, financial condition, and liquidity.

Under the Tax Receivable Agreement, we will be required to pay certain holders of Class B units of RGF for certain tax benefits we may claim, and we expect that the payments we will be required to make will be substantial.

To the extent we are unable to make payments under the Tax Receivable Agreement when due, subject to certain exceptions for limitations on payments imposed by credit agreements existing at the time the Tax Receivable

Agreement was entered into, such unpaid amounts generally will accrue interest at a rate equal to the Secured Overnight Financing Rate, as reported by the Wall Street Journal (“SOFR”) (or 0.25%, if greater), plus 500 basis points, until paid by us. Further, to the extent we are unable to make payments under the Tax Receivable Agreement within three months of their respective due date, unless the reason for such failure was due to having insufficient funds despite using reasonable best efforts to acquire such funds (in which case, delinquent payments will accrue interest at the rate described in this paragraph above), then the Company may be considered to be in material breach of the Tax Receivable Agreement resulting in an acceleration of payment obligations under the Tax Receivable Agreement and amounts becoming payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, which payment may be made significantly in advance of the actual realization of such future tax savings. Our future obligations to make payments under the Tax Receivable Agreement could also make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement.

In addition, the actual state or local tax savings we realize may be different than the amount of such tax savings we are deemed to realize under the Tax Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the tax attributes subject to the Tax Receivable Agreement. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the attributes to which it relates.

In certain cases, payments under the Tax Receivable Agreement to our existing owners may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that (i) in the event that we materially breach any of our material obligations under the agreement, whether as a result of failure to make any payment within three months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreement in a bankruptcy or otherwise, or (ii) if, at any time, we elect an early termination of the agreement, our (or our successor’s) obligations under the agreement (whether or not Class B units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the benefits arising from the tax deductions, tax basis and other tax attributes subject to the Tax Receivable Agreement. Additionally, the Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, our (or our successor’s) tax savings under the applicable agreements for each taxable year after any such event would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the benefits arising from the tax deductions, tax basis, and other tax attributes subject to the Tax Receivable Agreement. As a result of the foregoing, (i) we could be required to make payments under the Tax Receivable Agreement that are greater or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreement, and (ii) if we materially breach a material obligation under the agreement or if we elect to terminate the agreement early, we would be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made significantly in advance of the actual realization of such future tax savings. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement.

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

In certain circumstances, RGF will be required to make distributions to RGF, Inc. and the existing owners of RGF and the distributions that RGF will be required to make may be substantial.

RGF will be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to U.S. federal income tax. Instead, taxable income will be allocated to RGF unit holders, including RGF, Inc. Pursuant to RGF’s operating agreement, RGF will make pro rata cash distributions, or tax distributions to RGF unit holders. Funds used by RGF to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that RGF will be required to make may be substantial, and will likely exceed (as a percentage of RGF’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result of potential differences in the amount of net taxable income allocable to us and to the existing owners of RGF, as well as the use of an assumed tax rate in calculating RGF’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to RGF, the existing owners of RGF would benefit from any value attributable to such accumulated cash balances as a result of their ownership of our Class A common stock following an exchange of their Class B units.

We are controlled by holders of our Class B common stock, whose interests may differ from those of our public stockholders.

Members of RGF holding Class B common stock in the Company and Class B units in RGF (our owners prior to the consummation of our public offering, the “Members”), in the aggregate, controlled approximately 76% of the combined voting power of the Company’s Class A common stock and Class B common stock immediately following our initial public offering, which has remained relatively unchanged as of December 31, 2022. As a result, based on their ownership of our voting stock, such Members collectively have the ability to exert significant influence over our management and affairs. In addition, these Members are able to determine the outcome of matters requiring stockholder approval, and are able to cause or prevent a change in the composition of the Company’s board of directors or a change of control of our Company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our Company and might ultimately affect the trading price of Class A common stock.

In addition, as of December 31, 2022, the Members held 76% of RGF’s units, taking into account the Class A units and Class B units together. Because they hold their ownership interest in our business through RGF in addition as well as through the public company, they may have conflicting interests with the Company’s public stockholders.

To illustrate this point, certain of our Members may have different tax positions from the Company, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new indebtedness or refinance existing indebtedness, especially in light of the existing Tax Receivable Agreement, which confers certain tax benefits to the Members. As such, the structuring of future transactions may take into consideration the Members’ tax or other considerations even where no similar benefit would accrue to us. For additional information, refer to Note 11, Related-Party Transactions, to the consolidated financial statements within this Annual Report.

Risks Related to Our Regulatory Environment

Our operations are subject to regulation by the FDA, U.S. Department of Agriculture (“USDA”), and other federal, state, and local authorities in the U.S., and in any other jurisdictions in which we may sell our products, and there is no assurance that we will be in compliance with all laws and regulations.

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

Governmental entities, including the FDA and USDA, may disagree with our use of “low carbohydrate” claims on our website, may determine such claims are impermissible, and may determine that our website’s general use of the terms “high in protein,” “grain-free,” and “gluten-free” for our products generally, rather than for the specific products to which they apply, requires revisions to our website and related enforcement actions. Furthermore, in recent years the FDA has increased enforcement of its regulations with respect to nutritional, health, and other claims related to food products. Plaintiffs have commenced legal actions against a number of companies that market food products positioned as “natural” or “healthy,” asserting false, misleading and deceptive advertising and labeling claims, including claims related to such food being “all natural” or claiming that they lack any genetically modified ingredients. We have been subject to at least one such claim, and could become subject to future similar claims and lawsuits. Should we become subject to additional similar claims or actions, consumers may avoid purchasing products from us or seek alternatives and our management may have to devote significant time in the defense of such claims, even if the basis for any such claim is unfounded, and the cost of defending against any such claims could be significant. If the basis for any claim is founded, we may update our packaging labels and materials, which would require us to incur significant cost. The occurrence of any of the foregoing risks could materially adversely affect our business, operating results, and financial condition.

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

Our trademarks, including our “Realgood Foods Co.” logo, are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations, and other trade secrets and copyright protection to develop and maintain our competitive position. Our continued success depends in part upon our ability to protect and preserve our intellectual property.

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

We are dependent on various information technology systems, including, but not limited to, networks, applications, and outsourced services in connection with the operation of our business. In particular, we rely on our technology for substantially all aspects of our business operations. We use mobile applications, social networking, and other online activities to connect with our customers, consumers, co-manufacturers, suppliers, and employees. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies, and loss of sales, any of which could harm our business. Our business also involves the storage and transmission of numerous classes of sensitive or confidential information and intellectual property, including customers’, consumers’, and suppliers’ information, private information about employees, and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that enhance our operations and cost structure, potentially including acquisitions, we may also be required to expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk.

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

We have implemented various measures to manage and mitigate risks related to technology systems and network disruption. We believe that these preventative actions provide us with adequate measures of protection against security breaches and work to reduce technology disruptions and cybersecurity risks. However, given the unpredictability of the timing, nature and scope of technology security incidents and disruptions, our business has been, and could potentially be, subject to security breaches, theft, other manipulation or improper use of our systems and networks. We have experienced, and could experience in the future, actual or attempted cyber-attacks of our information technology systems or networks, yet none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. For example, in 2018 we were subject to a phishing attack, which resulted in an unauthorized third party accessing our servers, and we could experience similar incidents in the future, particularly as hackers utilize increasingly sophisticated measures to bypass information security systems. [Further, any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business.

If we fail to assess and identify cybersecurity risks associated with new initiatives or acquisitions, we may become increasingly vulnerable to such risks. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. Any such breach could have a material adverse effect on our operations and our reputation and could cause irreparable damage to us or our systems, regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure. Additionally, if any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client, customer or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, litigation, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. We could also experience financial losses from remedial actions, any of which could have a material adverse effect on our competitive position, financial condition, reputation or results of operations. While we maintain cybersecurity insurance coverage that we believe is adequate for our business, such coverage may not cover all potential costs and expenses associated with any security incidents that may occur in the future. Compliance with regulations relating to data privacy could increase our costs and adversely affect our business.

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

Risks Related to Being a Public Company

The requirements of being a public company have increased and may continue to increase our expenses, strain our resources, divert management’s attention, and place pressure on us to attract and retain qualified board members and skilled employees.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing standards, as well as other applicable securities rules and regulations. The Securities and Exchange Commission (the “SEC”), Nasdaq, and other regulators continue to adopt new rules and regulations, and make changes to existing rules and regulations, that will require our compliance. Further, factors such as increased stockholder activism, the rising prominence of stockholder rights groups, the current volatile political environment, and the current high level of government intervention and regulatory reform may lead to new laws or regulations, new interpretations of existing laws or regulations, and additional governance obligations, all of which may lead to additional compliance costs, disclosure requirements and management oversight.

Compliance with these rules and regulations may cause us to incur additional accounting, legal, and other expenses that we did not incur prior to our initial public offering (“IPO”) in November 2021. We have incurred, and expect to continue to incur, costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and Nasdaq, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” We expect these rules and regulations may continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly, while also diverting management’s time and attention from executing our growth strategies.

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

We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our initial public offering (“IPO”) or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the earliest of the last day of the fiscal year in which we have more than $1.235 billion in annual revenue, the date we qualify as a “large accelerated filer,” with more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K) or the date on which we will have issued more than $1 billion in non-convertible debt during the prior three years. We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of certain reduced reporting obligations in this Annual Report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock, which could affect the value of your investment in our Class A common stock. We cannot predict if investors will find our Class A common stock less attractive because we rely on these reduced reporting and related obligations. If some investors find our Class A common stock less attractive, there may be a less active trading market for our Class A common stock, which could have an adverse impact on the trading price of our Class A common stock and cause the trading price to be more volatile. Furthermore, to the extent we choose not to use exemptions from various reporting and related requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

We are a “smaller reporting company” under applicable SEC rules, and the reduced disclosure requirements applicable to smaller reporting companies may make our Class A common stock less attractive to investors.

We are a “smaller reporting company” under applicable SEC rules. We may continue to be a smaller reporting company until the market value of our Class A common stock held by non-affiliates is over $250.0 million, or our annual revenue are greater than $100.0 million during the most recently completed fiscal year (or if our annual revenues are less than $100.0 million during the most recently completed fiscal year and our public float is over $700.0 million).

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

We have identified material weaknesses in our internal control over financial reporting, which could, if not effectively remediated, result in material misstatements in our financial statements, and a failure to meet our reporting and financial obligations, each of which could adversely affect our results of operations and financial condition.

Beginning with this Annual Report, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K, as required by Section 404(a) of the Sarbanes-Oxley Act. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. As later discussed in this Annual Report, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022. We are actively engaged in developing and implementing a remediation plan designed to address these material weaknesses and are committed to remediating them as promptly as possible. For more information, see “Part II, Item 9A. Controls and Procedures.” However, we cannot be certain that all current material weaknesses in internal control will be remediated and our internal control over financial reporting considered effective going forward. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement.

Our current conclusion regarding the effectiveness of our internal control over financial reporting, as well as a conclusion in any future period that our internal control over financial reporting is not effective, could cause investors to lose confidence in the accuracy and completeness of our financial reports, the trading price of our Class A common stock to decline, and Nasdaq, the SEC or other regulatory authorities to investigate or sanction us. Any failure to improve, or once it is effective, maintain the effectiveness of, our internal control over financial reporting could inhibit our ability to accurately report our financial condition, operating results or liquidity, and/or restrict our future access to the capital markets. An evaluation of effectiveness is also subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors.

We also face risks associated with the cost of establishing effective internal control over financial reporting. We have invested, and expect to continue to invest significant resources in future years, to develop and maintain the necessary documentation and testing procedures required by Section 404(a) of the Sarbanes-Oxley Act. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected. If we are unable to conclude that our disclosure controls or procedures are not effective in the future, investors may lose confidence in the accuracy and completeness of our financial reports, the trading price of our Class A common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, and face restricted access to the capital markets.

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

As of December 31, 2022 we had 6,424,840 shares of our Class A common stock outstanding and 19,377,681 authorized but unissued shares of our Class A common stock that would be issuable upon redemption or exchange of Class B units.

Additionally, our officers and the Members who convert their Class B common stock to Class A common stock may freely sell shares of our Class A common stock in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act. We have entered into the Registration Rights Agreement with certain of the Members, pursuant to which we are required to register the resale shares of Class A common stock issued upon redemption or exchange of Class B units held by them when so requested, subject to certain requirements and limitations set forth therein. All shares sold pursuant to an offering covered by a registration statement would be freely transferable. In all cases, if any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

Future issuances of our Class A common stock, or securities convertible into or exercisable for our Class A common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the trading price of our Class A common stock to decline.

We may issue additional securities, or securities convertible into our Class A common stock, in a manner we determine from time to time, including securities pursuant our equity incentive plans. Pursuant to “evergreen provisions” in our 2021 Stock Incentive Plan and 2021 Employee Stock Purchase Plan, on January 1 of each year (commencing in 2022 and ending in 2031), the number of shares of Class A common stock authorized for issuance under the plan is automatically increased by a number equal to the least of: (a) a percentage of the total number of shares of Class A common stock outstanding on December 31 of the preceding calendar year (2% in the case of the 2021 Stock Incentive Plan and 1% in the case of the 2021 Employee Stock Purchase Plan); or (b) a number determined by the Company’s board of directors. If we sell shares of our Class A common stock, or securities convertible into or exercisable for our Class A common stock, in subsequent transactions, or if shares of our Class A common stock are issued pursuant to our equity incentive plans, investors may be materially diluted. In addition, new investors in such subsequent transactions could receive securities with rights senior to those of holders of our Class A common stock.

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

If securities or industry analysts do not initiate coverage over us, cease coverage of us, or issue an adverse or misleading opinion regarding us or our business, the trading price and trading volume of our Class A common stock could decline.

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

We also manufacture our products at our City of Industry and Bolingbrook facilities, both of which are leased. Our City of Industry Facility is a 45,000 square foot facility, the lease of which expires on June 30, 2024, with an option to extend the lease for a successive five-year period. Our Bolingbrook Facility is an 81,406 square foot facility, the lease of which began on January 1, 2022, and will expire on April 1, 2029, with two options to extend the lease for successive five-year periods.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information

Our registration statement on Form S-1, as amended (File No. 333-260204), was declared effective November 4, 2021. Our Class A common stock is traded on the NASDAQ Global Market under the symbol “RGF.” On March 24, 2023, there were approximately 2,490 record holders of our Class A common stock.

During the fiscal year ended December 31, 2022, we did not sell any unregistered securities nor did we purchase any of our equity securities.

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

Issuer Purchases of Equity Securities

None.

Equity Performance Graph

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.

[Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) of our Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto included as part of this Annual Report on Form 10-K. Our MD&A is provided to assist readers in understanding our performance, as reflected in the results of our operations, our financial condition and our cash flows. The following discussion summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. This MD&A should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report. Our future results could differ materially from our historical performance as a result of various factors such as those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and in this Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

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

Trends and Other Factors Affecting our Business

We compete within the $210 billion U.S. health and wellness (“H&W”) industry, as measured by SPINS, LLC, an independent industry and research organization (“SPINS”), for the 2022 year. Our results are impacted by economic and consumer trends, and changes in the food industry market dynamics, such as sourcing and supply chain challenges. Changes in trends in consumer buying patterns may impact the results of our operations. In recent years, there has been an increased focus on healthy eating and an increase in focus on natural, organic and specialty foods. We have benefited from this trend, as well as from the increase in in-home consumption as a result of the COVID-19 pandemic (the “Pandemic”). However, consumer spending may shift to the food-away-from-home industry, as the impact of the Pandemic subsides. We believe the trend in in-home consumption positively affected our sales, given the increase in demand of our retail customers during 2021 and 2022, which we expect to continue into the next year. However, cost challenges, though stabilizing, were persistent during the year due to supply and supply chain disruptions, and an increase in costs for certain ingredients in our products may occur again during the following year.

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

Operating Expenses

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

Segment Overview

Our chief operating decision maker, who is our Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For the periods presented, we have determined that we have one operating segment and one reportable segment. In addition, all of our assets are located within the United States.

Seasonality

We experience mild seasonal earning characteristics, predominantly with products that experience lower sales volume in warm-weather months. For example, our bacon wrapped stuffed chicken experiences seasonal softness during months that consumers prefer to grill outdoors instead of preparing microwaveable meals. In addition, similar to other H&W brands, the highest percentage of our net sales tends to occur in the first and second quarters of the calendar year, when consumers are more likely to seek H&W brands. Further, certain of the ingredients we process, such as cauliflower and artichoke hearts, are agricultural crops with seasonal production cycles. These seasonal earning characteristics have not historically had a material impact on our net sales primarily due to the timing and strong growth of our total distribution points. The majority of our distribution point gains are a function of retailer shelf-resets, which tend to occur during the third and fourth quarters of the calendar year, which helps to support year-round performance across our product offerings. As our business continues to grow, we expect the impact from seasonality to increase over time, with net sales growth occurring predominantly in the first and second quarters.

Results of Operations

Comparison of fiscal years ended December 31, 2022 and 2021

The following table details the results of our operations for the twelve months ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Net sales	$141,588	$84,085	$57,503	68.4%
Cost of sales	128,339	73,791	54,549	73.9%

Gross profit	13,249	10,294	2,955	28.7%

Operating expenses:
Selling and distribution	20,607	14,965	5,642	37.7%
Marketing	6,020	20,649	(14,628)	-70.8%
Administrative	25,011	27,792	(2,781)	-10.0%

Total operating expenses	51,638	63,406	(11,767)	-18.6%

Loss from operations	(38,389)	(53,112)	14,722	-27.7%
Interest expense	7,421	5,365	2,056	38.3%
Other income	(144)	(309)	165
Change in fair value of convertible debt	—	8,925	(8,925)

Loss before income taxes	(45,666)	(67,093)	21,426	-31.9%
Income tax expense	—	—	—

Net Loss	$(45,666)	$(67,093)	$21,426	-31.9%
Less: net loss attributable to non-controlling interest	(34,684)	(32,117)
Less: net loss prior to the reorganization	—	(24,833)
Preferred return on Series A preferred units	—	—

Net loss attributable to The Real Good Food Company, Inc.	$(10,983)	$(10,143)

Net Sales

Net sales for the year ended December 31, 2022 increased $57.5 million, or 68.4% to $141.6 million compared to $84.1 million for the prior year period. This increase was primarily due to strong growth in sales volumes of our core products, driven by greater demand from our existing retail and club customers and to a lesser extent new customers. In addition, a decrease in sales promotions also contributed to the dollar increase in net sales.

Cost of Sales

Cost of sales increased approximately $54.5 million, or 73.9%, to $128.3 million, during the year ended December 31, 2022, as compared to $73.8 million for the prior year period, primarily due to the increase in the sales volume of our products and raw material costs, as well as an increase in plant manufacturing costs related to the start-up of our new manufacturing facility in Bolingbrook, IL. We do not expect these cost pressures to continue to this degree beyond this current quarter given that the Bolingbrook facility continues to move towards reaching greater efficiency, and that the costs for certain commodities continues to normalize, such as Chicken and Cheese, etc.

Gross Profit

Gross profit increased $3.0 million to $13.2 million for the year ended December 31, 2022, compared to $10.3 million for the prior year period. This increase is due to the increase in sales during 2022. Gross profit as a percentage of sales decreased approximately 2.9% due to the impact of increased manufacturing and raw material costs.

Operating Expenses

Selling and Distribution Expense

The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	Year Ended
	December 31,
	2022	2021	$ change	% Change
Selling and distribution	$20,607	$14,965	$5,642	37.7%
Percentage of net sales	14.6%	17.8%		-3.2%

Selling and distribution expense increased $5.6 million, or 37.7%, for the year ended December 31, 2022, as compared to the prior year period. Selling and distribution expense increased primarily due to the increase in sales volume. Selling and distribution expense decreased as a percentage of net sales due to gaining economies of scale with regards to our operations and as well as a reduction of distribution costs, as shipping costs continue to normalize.

Marketing Expense

The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	Year Ended
	December 31,
	2022	2021	$ change	% Change
Marketing	$6,020	$20,649	($14,628)	-70.8%
Percentage of net sales	4.3%	24.6%		-20.3%

Marketing expense decreased $14.6 million, or 70.8%, during the year ended December 31, 2022, as compared to the prior year period. Marketing expense decreased primarily due to equity compensation expense recognized at the time of our IPO for approximately $15.8 million. Excluding the impact of equity compensation expense, marketing expense increased approximately $1.2 million primarily due to advertising and promotional costs we incurred to increase household awareness of our brand as well as support our sales growth. Excluding the effects of equity compensation expense, marketing expense decreased 1.5% as a percentage of sales primarily due to our ability to leverage our previous efforts in penetrating new markets.

Administrative Expense

The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	Year Ended
	December 31,
	2022	2021	$ change	% Change
Administrative	$25,011	$27,792	($2,781)	-10.0%
Percentage of net sales	17.7%	33.1%		-15.4%

Administrative expense decreased approximately $2.8 million, or 10.0%, during the year ended December 31, 2022, as compared to the prior year period. Administrative expense decreased during 2022 primarily due to equity compensation expense recognized at the time of our IPO for approximately $12.3 million, versus equity compensation expense of approximately $6.4 million during 2022. Excluding the impact of equity compensation expense, administrative expense increased approximately $3.4 million. This increase was primarily driven by expenses related to being a publicly owned company and other personnel related expenses incurred in support our of growth. Additionally, we incurred significant expenses in bringing our new manufacturing facility in Bolingbrook into full operation. We do not expect these costs to continue through at the same rate during 2023.

Loss from Operations

As a result of the foregoing, loss from operations decreased $14.7 million, or 27.7%, to $38.4 million for the year ended December 31, 2022, compared to a loss from operations of $53.1 million for the prior year period. Loss from operations as a percentage of sales was (27.1)% for the current period, compared to (63.2)% for the prior year period, primarily due to the decrease in equity compensation expense.

Interest Expense

Interest expense increased $2.1 million, or 38.3%, to $7.4 million during the year ended December 31, 2022, as compared to $5.4 million for the prior year period. The increase in interest expense during 2022, was primarily due to having more interest bearing debt during the year, as compared to the prior year period, as well as due to an increase in interest rates experienced in the middle of 2022.

Other income

Other income recognized during 2022 related entirely to certain government payments related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was granted to certain companies who did not decrease their workforce during the pandemic. Other income in 2021, related to the forgiveness of the payment protection programs loan as part of the CARES Act.

Change in fair value of convertible debt

The change in the fair value of our convertible debt of $8.9 million was related to the increase in fair value of our convertible notes issued during May 2021. The increase in fair value of the notes was mainly attributable to the decrease in the time to maturity of the notes, among other unobservable inputs used in the valuation. None of the increase in the value of the notes was attributable to instrument specific or Company credit risk. The notes were converted into Class A and Class B common stock in connection with our IPO, and as a result were no longer subject to fair value adjustments beyond 2021.

Net Loss

As a result of the foregoing, our net loss decreased $21.4 million, or 31.9%, to $45.7 million during the year ended December 31, 2022, compared to a net loss of $67.1 million for the prior year period.

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

As of December 31, 2022, we had $7.6 million in cash (which includes restricted cash of $2.3 million), current debt obligations of $0.4 million, and long-term debt obligations of approximately $69.5 million. Additionally, as of December 31, 2022, we had current and long-term business acquisition liabilities of $1.0 million and $2.4 million, respectively. At December 31, 2022, our credit facility allowed for maximum borrowing under the revolving credit facility of $75 million, with a maturity date of November 30, 2025. We believe cash and cash equivalents on-hand and cash from operations, together with borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures and debt service requirements for the foreseeable future. We expect to make future capital expenditures of approximately $3.0 million to $7.0 million during 2023, in connection with the enhancement of our current production capabilities.

Our significant contractual cash requirements as of December 31, 2022, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Our current and long-term obligations related to these items are outlined in the leases portion of Note 7- Leases, and Note 8- Debt, to the Notes to Consolidated Financial Statements within this Form 10-K. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of December 31, 2022, we have payments for leases and loan obligations of approximately $112.1 million, of which $6.1 million is payable within 12 months from December 31, 2022. We had no purchase obligations as of December 31, 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December31,
	2022	2021
(In thousands)
Net cash used in operating activities	$(57,282)	$(26,755)
Net cash used in investing activities	(3,725)	(4,739)
Net cash provided by financing activities	38,859	61,211

Net (decrease)increase in cash and cash equivalents	(22,148)	29,717

Cash and cash equivalents at end of period	$7,597	$29,745

Net Cash Used in Operating Activities

Cash used in operating activities was $57.3 million and $26.8 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash used in operating activities is primarily due to the increases in inventory and accounts receivable during the year, offset, in part, by the decrease in our net loss during 2022 as compared to the prior year. The increases in inventory purchased and in our accounts receivable occurred primarily as a result of the increase in our sales volume during the year.

Net Cash Used in Investing Activities

During the years ended December 31, 2022 and 2021, net cash used in investing activities was $3.7 million and $4.7 million, respectively. Cash used in investing activities during the year ended December 31, 2022 were primarily related to equipment and building improvements for our newly acquired Bolingbrook facility. Cash used in investing activities during 2021 related to our PMC asset acquisition as well as expenditures made in connection with improvements to our City of Industry facility.

Net Cash Provided by Financing Activities

Cash provided by financing activities totaled $38.9 million during the year ended December 31, 2022, as compared to $61.2 million during the same period last year. This decrease was primarily due to cash received from our IPO during the previous year, offset in part, due to increases in borrowings from our revolving credit line.

Off-Balance Sheet Arrangements

As of December 31, 2022, we do not have any off-balance sheet arrangements.

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

We offer sales promotions through various regional and national programs to our customers. These programs include in-store discounts, as well as product coupons offered directly to consumers, which may be redeemed at the point of sale. Customary allowances for early invoice payment and shrinkage are also applied by our customers. The costs associated with these programs are accounted for as variable consideration as defined under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and are reductions to the transaction price of the products. Depending on the specific type of sales incentive and other promotional program, we use the most likely amount approach to determine the variable consideration. The “expected value” represents the sum of the probability-weighted potential outcomes of the consideration. We believe this to be the most accurate representation of the impact of variable consideration on the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty underlying the variable consideration (future event) is resolved.

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

We monitor our inventories to identify any excess or obsolete items on hand. We write-down inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of inventories and estimated net realizable value. These estimates are based on management’s judgment about future demand and market conditions, relative to inventory on hand. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. Reductions in inventory are recorded as a component of costs of sales in the applicable period.

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

Equity-Based Compensation

Equity-based compensation for the years ended December 31, 2022 and 2021 includes restricted stock units (“RSU”) awarded to certain employees and directors. We measure equity-based compensation expense at the grant date based on the fair value of the award and recognize the expense on a straight line basis over the requisite vesting period. The fair value of the RSUs is based on the closing price of our stock on the date of grant.

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
THE REAL GOOD FOOD COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and S
tock
holders
The Real Good Food Company, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of The Real Good Food Company, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity/deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Newport Beach, California
March 31, 2023

THE REAL GOOD FOOD COMPANY, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	As of
	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$5,279	$27,435
Accounts receivable, net	20,316	8,968
Inventories	39,479	16,622
Other current assets	1,026	9,927

Total current assets	66,100	62,952
Property and equipment, net	38,497	10,289
Operating lease right-of-use assets	10,881	12,127
Deferred loan cost	970	818
Goodwill	12,486	12,486
Restricted Cash	2,318	2,310
Other noncurrent assets	187	1,162

Total assets	$131,439	$102,144

LIABILITIES AND STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$23,424	$15,205
Operating lease liabilities	1,455	1,040
Finance lease liabilities	3,310	198
Business acquisition liabilities, current portion	946	8,111
Accrued and other current liabilities	3,719	6,763
Current portion of long-term debt	370	328

Total current liabilities	33,224	31,645

Revolving line of credit/capex line	59,481	17,501
Lease line of credit	—	7,258
Long-term operating lease liabilities	10,030	11,249
Long-term finance lease liabilities	24,099	154
Term Loan	10,000	—
Long-term Business acquisition liabilities	2,405	3,352
Other long term liabilities	302	—

Total Liabilities	139,541	71,159
Commitments and contingencies (Note 12)
Stockholders’ Deficit/Equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021	—	—
Class A common stock, $0.0001 par value—100,000,000 shares authorized; 6,424,840 and 6,169,885 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Class B common stock, $0.0001 par value—25,000,000 shares authorized; 19,377,681 and 19,577,681 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	56,273	49,693
Accumulated deficit	(21,126)	(10,143)

Total stockholders’ equity attributable to The Real Good Food Company, Inc.	35,150	39,553
Non-controlling interest	(43,252)	(8,568)

Total stockholders’ equity/deficit	(8,102)	30,985

Total liabilities and stockholders’ equity	$131,439	$102,144

See accompanying notes to the Consolidated Financial Statements.

THE REAL GOOD FOOD COMPANY, INC.
Consolidated Statements of Operations
(In thousands, except share/unit and per share/unit data)

	YEAR ENDED DECEMBER 31,
	2022	2021
Net sales	$141,588	$84,085
Cost of sales	128,339	73,791

Gross profit	13,249	10,294

Operating expenses:
Selling and distribution	20,607	14,965
Marketing	6,020	20,649
Administrative	25,011	27,792

Total operating expenses	51,638	63,406

Loss from operations	(38,389)	(53,112)
Interest expense	7,421	5,365
Other income	(144)	(309)
Change in fair value of convertible debt	—	8,925

Loss before income taxes	(45,666)	(67,093)
Income tax expense	—	—

Net Loss	$(45,666)	$(67,093)
Less: net loss attributable to non-controlling interest	(34,684)	(32,117)
Less: net loss prior to the reorganization	—	(24,833)

Net loss attributable to The Real Good Food Company, Inc.	$(10,983)	$(10,143)

Net loss per common share/unit (basic and diluted)	$(1.77)	$(1.64)
Weighted-average common shares units outstanding (basic and diluted)	6,193,017	6,169,885
See accompanying notes to the Consolidated Financial Statements.

THE REAL GOOD FOOD COMPANY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December31,
	2022	2021
Cash flows from operating activities:
Net loss	$(45,666)	$(67,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,201	1,140
Amortization of loan costs	248	1,551
Non-Cash interest and debt fees	3,571	3,197
Remeasurement of liabilities associated with business combinations	—	179
Equity Compensation expense	6,581	28,725
Change in fair value of convertible debt	—	8,925
Changes in operating assets and liabilities:
Accounts receivable	(11,349)	(5,504)
Inventories	(22,855)	(7,749)
Other assets	1,278	(2,000)
Accounts payable, accrued expenses and lease liabilities	7,709	11,874

Net cash used in operating activities	(57,282)	(26,755)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(2,205)
Purchase of property and equipment	(3,725)	(2,534)

Net cash used in investing activities	(3,725)	(4,739)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	55,754
Proceeds from convertible notes	—	35,000
Proceeds from line of credit borrowings	52,896	19,417
Payments on line of credit borrowings	(4,854)	(44,281)
Payments on acquisition related Contingent consideration	(7,349)	(3,000)
Payments on acquisition related term loan	(835)	(280)
Payments on related party debt	—	(1,273)
Payments on finance lease liabilities	(999)	(126)

Net cash provided by financing activities	38,859	61,211

Net increase (decrease) in cash and restricted cash	$(22,148)	$29,717
Beginning cash and restricted cash	29,745	28

Ending cash and restricted cash	$7,597	$29,745

Supplemental disclosures of cash flow information:	—	—
Cash paid for interest	$1,117	$1,059
Supplemental disclosures of noncash investing and financing activities:
Net liabilities assumed from business combination	$—	$11,463
Lease liabilities arising from obtaining right-of-use assets	27,252	12,422
Purchase of property and equipment in AP and accrued liabilities	197	3,565
Conversion of convertible notes to Class A and Class B Common shares	—	43,750
See accompanying notes to the Consolidated Financial Statements.

THE REAL GOOD FOOD COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/DEFICIT
(In thousands except for share data)

	Members’ Equity	Members’ Accumulated Deficit	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity (Deficit)
			Units	Amount	Units	Amount
Balance, December 31, 2020	$9,065	$(39,232)	—	—	—	—	—	—	—	$(30,167)
Net loss prior to the Organizational Transactions	—	(24,833)	—	—	—	—	—	—	—	(24,833)
Effects of the Reorganization (see Note 9)	(9,065)	64,065	—	—	—	—	(55,000)	—	—	—
Issuance of Class A common stock in the IPO, net of transaction costs	—	—	5,333,333	1	—	—	55,768	—	—	55,769
Issuance of Class B common stock	—	—	—	—	14,422,924	1	—	—	—	1
Activity subsequent to the initial public offering and related organizational transactions:	—	—	—	—	—	—	—	—	—	—
Issuance of Class A and Class B common stock to Convertible Note Holders	—	—	836,552	—	2,809,281	—	43,750	—	—	43,750
Unitization of profit interest units	—	—	—	—	2,345,476	1	28,146	—	—	28,147
Non-controlling interest	—	—	—	—	—	—	(23,550)	—	23,550	—
Net loss subsequent to the reorganization	—	—	—	—	—	—	—	(10,143)	(32,118)	(42,261)
Equity-based compensation	—	—	—	—	—	—	579	—	—	579

Balance, December 31, 2021	—	—	6,169,885	1	19,577,681	2	49,693	(10,143)	(8,568)	30,985
Net loss	—	—	—	—	—	—	—	(10,983)	—	(10,983)
Non-controlling interest	—	—	—	—	—	—	—	—	(34,684)	(34,684)
Shares issued	—	—	200,000	—	(200,000)	—	—	—	—	—
Equity-based compensation	—	—	54,955	—		—	6,581	—	—	6,581

Balance, December 31, 2022	—	—	6,424,840	$1	19,377,681	$2	$56,273	$(21,126)	$(43,252)	$(8,102)

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
On November 9, 2021, the Company completed an IPO of 5,333,333 shares of The Real Good Food Company, Inc.’s Class A common stock at an offering price at $12.00 per share. The Company received approximately $59.5 million of proceeds, net of underwriting discounts and commissions and before offering expenses of $3.9 million. In connection with the IPO, the Company completed a reorganization (
the “Reorganization
”) among The Real Good Food Company, Inc., RGF, and the members of RGF immediately prior to the IPO (the “Members”). As part of the Reorganization, the Members became holders of Class B units of RGF and were issued shares of Class B common stock of The Real Good Food Company, Inc., which convey voting rights in The Real Good Food Company, Inc. on a one-to-one
basis with the number of Class B units they held in RGF. As a result of the Reorganization and IPO, the Members collectively controlled approximately
76
% of the direct and indirect voting interest in the Company following the IPO, which remained unchanged as of December 31, 2022.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of The Real Good Food Company, Inc. and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31. Unless otherwise stated, all references to the period refer to the twelve months ended December 31, 2022.
The Real Good Food Company, Inc. has no operations other than those of RGF. Prior to the IPO, the Company’s results were reported under RGF as the predecessor company. Subsequent to the IPO, all results reported upon contain the consolidated financial statements of The Real Good Food Company, Inc. and RGF.
In accordance with the reverse acquisition guidance in as set forth by the Financial Accounting Standards Board (“FASB”), the financial statements of RGF, Inc. (the accounting acquiree) for the year ended December 31, 2021 are a continuation of the financial statements of RGF (the accounting acquirer), adjusted to retroactively change RGF’s legal capital to reflect the legal capital of RGF, Inc. This adjustment was calculated based upon the partnership unit to share exchange ratio of 139.78 new shares of Company common stock for every unit of RGF’s previously issued and outstanding equity. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of RGF, Inc. The legal capital at December 31, 2022 and 2021 reflects the legal capital of the RGF, Inc. after the acquisition date and therefore requires no adjustment.
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of net sales and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the allowance for credit losses, the write down of obsolete or excess inventory, and revenue recognition, including variable consideration for estimated reserves for discounts, incentives, and other allowances. Management bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making assumptions and estimates, changes in circumstances could result in actual results differing from those estimates, and such differences could be material to the Company’s balance sheet and statements of operations.
Liquidity
The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2022, the Company had an accumulated deficit of $21.1 million and a working capital surplus of $32.9 million. For the year ended December 31, 2022, the Company had a net loss of $11.0 million and negative cash flows from operations of $57.3 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses into the following year. In addition, the Company has had and expects to have negative cash flows from operations, at least into the second quarter of 2023. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand and borrowing availability under its debt facility.
The Company’s management believes it has the ability to continue as a going concern as a result of the proceeds received from its November 2021 public offering and the Company’s borrowing capacity. In addition, management believes the Company will achieve a level of sales and gross margin adequate to support the

Company’s cost structure. As a result of the above, and cash on hand as of December 31, 2022, the Company believes it has sufficient cash to fund operations for the twelve months subsequent to the issuance of the consolidated financial statements.
Subsequent to December 31, 2022, the Company amended its debt agreement (see Note 17- Subsequent Event) to allow for additional borrowing. As such, the debt agreement, as amended, is expected to provide additional liquidity.
Segment Reporting and Geographical Information
For the periods ended December 31, 2022 and 2021, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company has one reportable segment. Additionally, all of the Company’s assets are maintained in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity period of three months or less, when acquired, to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at one financial institution, which at December 31, 2022, exceeds insured amounts. The Company believes it mitigates such risk by having this cash held by a major financial institution. There were no cash equivalents as of December 31, 2022 and 2021.
Restricted Cash
The Company considers cash which is not freely available for immediate use, and that is held for a specific purpose, to be restricted cash. If the terms dictating the restriction require the restricted cash to be considered as such beyond twelve months, the Company classifies that restricted cash as a noncurrent asset due to its inability to provide liquidity within one year. As of December 31, 2022, the Company had approximately $
2.3
 million of restricted cash, all of which was classified as noncurrent. The entirety of the $
2.3
 million of restricted cash relates to a letter of credit opened in connection with the Company’s new manufacturing facility in Bolingbrook, IL. Amounts will be released for the Company’s use proportionately over a two-year
period beginning in 2024.
The below table reconciles cash and restricted cash to amounts shown in the Consolidated Statements of Cash Flows:

(In thousands)	December 31, 2022
Cash	$5,279
Restricted cash	2,318

Total cash reported in statements of cash flows	$7,597

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for estimated variable consideration and amounts payable to customers for slotting, which are fees assessed by customers for the cost of accepting new products into their store. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and if it deems necessary, maintains an allowance for credit losses resulting from the non-collection
of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, trends specific to the customer, and current and expected general economic conditions that may affect a customer’s ability to pay. Customer balances are written off after all collection efforts are exhausted. The amounts recorded for reserves for credit losses for the years ended December 31, 2022 and 2021 were de minimis.

Inventories
Inventories are stated at the lower of cost or net realizable value. The Company records sales and other reductions in inventory through cost of sales using the first-in,
first-out
method. The cost of finished goods inventories includes ingredients, direct labor, freight-in
for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company writes down its inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of inventories and estimated net realizable value. These estimates are based on management’s judgment about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. The Company did not have a write-down of inventory during 2022 and 2021.

Property and Equipment
Property and equipment are stated at acquisition cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight- line method over the following range of estimated useful lives of the assets as follows:

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
Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs. Variable payments are determined based on a percentage allocation determined by the landlord and are immaterial for the year ended December 31, 2022 and 2021.
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
The Company applies the practical expedient that allows it to exclude disclosure of performance obligations that are part of a contract that has an expected duration of one year or less. The Company’s contracts are all short term in nature, therefore there are no unsatisfied performance obligations requiring disclosure as of
December 31, 2022.

Contract Assets
The Company has elected the practical expedient which allows costs incurred in connection with obtaining a contract to be expensed as incurred for those contracts with a duration of one year or less. For those contracts which have a duration of greater than one year, the Company capitalizes those costs and amortizes them over the duration of the agreement. As of December 31, 2022 and December 31, 2021
, there were
no
contract assets
recognized.
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Cost of sales reflects cost incurred for inbound freight on ingredients to be used in production. Internal freight costs included in selling and distribution expenses consist primarily of those costs associated with moving products from production facilities through the Company’s distribution network. Total internal freight costs recorded within selling and distribution expenses during the years ended December 31, 2022 and 2021, were $4.0 million and $3.3 million
, respectively.
Shipping and handling costs associated with outbound freight are included within selling and distribution expenses and are accounted for as a fulfillment cost as incurred. Total of these costs recorded within selling and distribution expenses were $12.0 million and $7.9 million during the year ended December 31, 2022 and 2021, respectively.
Marketing Expenses
Marketing costs are expensed as incurred. The Company incurred $6.0 million and $20.6 million during the year ended December 31, 2022 and 2021, respectively. During 2021, approximately $15.8 million of marketing expenses related to equity compensation expense. Marketing costs are recorded in Operating expenses in the Company’s consolidated statements of operations.
Research and Development Expenses
Research and development expenses are recorded in administrative expense in the statements of operations as incurred. During the years ended December 31, 2022 and 2021, the Company incurred $4.8 million and $2.0 million of research and development expenses, respectively.
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
Acquisition-Related Contingent Consideration
Contingent consideration in a business combination is included as part of the purchase consideration and is recognized at fair value as of the acquisition date. For contingent consideration, management is responsible for determining the appropriate valuation model and estimated fair value, and in doing so, considers a number of factors, including information provided by valuation advisors. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration liabilities are remeasured each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in future reporti
ng periods.
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
Income Taxes
For periods prior to the Company’ IPO, the Company was solely a pass-through entity for federal income tax purposes, being a partnership, and as such income taxes related to the Company’s operations were the responsibility of those who held partnership interests in the Company. Accordingly, the Company did not have any expense related to federal income taxes during the three and year ended December 31, 2021. Additionally, there were no deferred income taxes related to state and local level income taxes for that same period. For periods subsequent to the IPO, as described above in Note 1, Organization and Description of Business, the Company’s structure became one commonly referred to as an
“Up-C”
structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The
Up-C
structure allows the members of the operating company, in this instance the Members of RGF, to continue to realize tax benefits in a similar fashion as was realized prior to the IPO, proportionate to their Membership interest, and the Company will be subject to both Federal and State taxes on the portion of earnings applicable to its controlling interest in RGF of

24
%.
Given the foregoing, the Company is subject to income tax on operating results related to the period November 4, 2021, through December 31, 2022, limited to its controlling interest in RGF. During this time the Company accounted for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of deferred tax assets by assessing the likelihood that deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, historical results are considered along with certain assumptions related to future earnings. For the years ended December 2022 and 2021 the Company applied a full valuation allowance against all recognized deferred tax assets, resulting in a zero balance on the Consolidated Balance Sheets. If it is later determined that in the future that it is more likely than not that certain deferred tax assets may be fully utilized, the valuation allowance applicable to that particular deferred tax asset would be reversed and recognized through earnings in the period the determination was made. Any reversal of a valuation allowance would result in the reduction of the Company’s provision for income taxes in the period of reversal.
During the years ended December
31
,
2022
and
2021
, amounts provided for state income taxes were de minimis.
Loss per Share/Unit
Loss per share/unit is computed by dividing the net loss attributable to the Company, after deducting any dividends on preferred units or accumulated returns on cumulative preferred units, by the weighted-average number of common shares or units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. For periods prior to the Company’s IPO on November 9, 2021, the Company utilized the two-class
method in computing loss per unit as Series Seed preferred units were participating. Preferred unit holders participated in income but were not obligated to participate in losses, thus the two-class
method did not impact the loss per unit calculation for those periods prior to the Company’s IPO, due to the net losses incurred in the period. Subsequent to the IPO, equity interests in the Company consisted of Class A common stock and Class B common stock. As shares of Class B common stock do not share in the earnings or losses of the Company they are not considered participating securities. As such, a separate presentation of basic and diluted net loss per share for each of Class B common stock under the two-class
method has not been presented. See Note 10, Loss Per Share/Unit.
New Accounting Standards
During December 2022 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification
No. 2022-06,
Reference Rate Reform (Topic 848). ASU
2022-06
amends the provisions of ASU
No. 2021-01,
issued in January 2021, to extend the sunset date, which is intended to help ease the transition to a new reference rate, from December 31, 2022 to December 31, 2024. Reference Rate Reform (Topic 848), was issued to provide optional expedients and exceptions to current guidance, if certain criteria are met, for contracts, hedging relationships and derivative instruments that reference the London Interbank Offered Rate (LIBOR) and other interbank offered rates expected to be discontinued or modified by rate reform. The overall purpose of Topic 848 is to ease the financial reporting burdens related to the expected market transition to alternative reference rates. The amendments in this ASU are effective immediately.
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

During
March 2022 the FASB issued ASU
No. 2022-02, Financial
Instruments—Credit Losses (Topic 326). This ASU is updates certain guidance as set forth is ASU
No. 2016-0
3, to
provide additional guidance on the

treatment of credit losses, with regards to troubled debt restructuring and gross write-offs related to financing receivables and net investments in leases. The amendments in this update eliminate the previous troubled debt restructuring guidance and instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, with the intent to enhance existing disclosure requirements as well as introduce new requirements related to certain modifications for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The provisions of this ASU and must be applied prospectively, and early adoption is permitted. The Company does not expect the adoption of this guidance to have an impact on its financial statements.
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

	Year Ended December 31,
	2022	2021
	(in ‘000s)
Entrees	$126,564	$67,174
Breakfast	10,760	7,744
Pizza and Snacks	4,264	9,167

Total Net Sales	$141,588	$84,085

Revenue Recognition, Sales Incentives, and Accounts Receivable
Revenue is recognized when the performance obligation is satisfied, as evidenced by the transfer of control of the promised good to the customer. This transfer occurs when the customer receives the goods, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at that point in time. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances. The Company offers sales promotions through various regional and national programs to its customers. These programs include in-store
discounts as well as product coupons offered direct to consumers which may be redeemed at the point of sale. Customary allowances for early invoice payment and shrinkage are also applied by customers. The costs associated with these programs are accounted for as variable consideration as defined under ASC 606 and are reductions to the transaction price. Depending on the specific type of sales incentive and other promotional program, the expected value method is used to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of performance of the trade promotion or other programs. Any uncertainties in the ultimate resolution of variable consideration due to factors outside the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. Additionally, the Company also offers compensation to customers for access to shelf space in stores; associated payments are recognized as reductions to the transaction price received from the customer on sale of associated products.
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
The Company applies the practical expedient that allows for companies to exclude disclosing performance obligations that are unsatisfied as of the period end, that are expected to be satisfied in a duration of one year or less of that date. Given that the Company’s contracts are generally short term in nature, there are no unsatisfied performance obligations requiring disclosure at December 31, 2022.
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are obligations to transfer goods or services to a customer for which the Company has received consideration, or for which an amount of consideration is due from the customer. The Company continually evaluates whether its contractual arrangements with customers result in the recognition of contract assets or liabilities. For the periods ending December 31, 2022, and December 31, 2021, there were no
contract assets or liabilities recognized.
NOTE 4. BUSINESS COMBINATIONS
During the year ended December 31, 2020, SSRE Holdings, LLC (“SSRE”), the previous lessee of the City of Industry Facility, and one of the Company’s largest co-manufacturers,
experienced financial hardship as a result of the impacts of the
COVID-19
pandemic, which resulted in SSRE defaulting on their facility lease, as well as a defaulting on their credit agreement with PMC Financial Services, LLC (“PMC”), under which SSRE had secured its borrowings with certain assets, including food manufacturing equipment, raw materials, and finished goods inventory. The lease was subsequently reassigned by the landlord to LO Entertainment, LLC (“LO Entertainment”), and on January 4, 2021, the Company entered into a transfer agreement with LO Entertainment to sublease the premises and take possession of equipment and inventory on the premises in exchange for deferred payments totaling $12.5 million. Of this amount, the $10.0 million was considered contingent consideration which was payable upon the sale, liquidation, or disposition of substantially all of the Company’s membership interests. As of December 31, 2021, $3.0 million of this contingent consideration has been paid. If the remaining balance of the contingent consideration has not been fully paid within 12 months following the closing of the agreement, the Company shall accrue interest on the balance of that liability at an annual rate of 9.0% and make monthly payments of accrued interest, commencing on the thirteen-month following the closing. The remaining $2.5 million of deferred payments was payable in installments through June 2022 of which
$0.3
million was outstanding as of December 31, 2021, and is recorded within business acquisition liabilities in the accompanying balance sheet.
These agreements (collectively the “Transaction”) represent the acquisition of the co-manufacturing
business belonging to SSRE. The Transaction closed on March 10, 2021. To fund a portion of the Transaction, the Company entered into an agreement with PMC in February 2021 to obtain a term loan o
f $
4.5
 million
with

payments
due
over
54
months commencing on September 30, 2021. The term loan bears interest at an annual rate equal to the greater of the prime rate announced by Wells Fargo Bank, N.A., or
3.3
%, plus
8.6
% per
annum.
The balance
of this t
erm loan at December 31, 2022
was $
3.4

million, and is included as a component of business acquisition liabilities, of which $
0.9

million represents the current portion.
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
In determining the fair value of the purchase consideration as of March 10, 2021, the Company determined the term loan from PMC to be at market terms, and therefore the fair value to be equal to the stated contractual value of $4.5 million. With respect to the agreement with LO Entertainment, the $2.5 million in deferred payments and $10.0 million in contingent consideration was estimated to have a total fair value of $12.3 million, comprising $9.8 million of contingent consideration and $2.5 million of deferred payments to LO Entertainment as of the transaction date (see Contingent Consideration below for additional information).
The following

table details the purchase price allocation of the total consideration of $
16.8
million:

(In thousands)	AS OF MARCH 10, 2021
Inventories	$500
Property and equipment	3,577
Operating leases right-of-use assets	3,157

Total identifiable assets	$7,234

Operating lease labilities – current	$174

Operating lease labilities – non-current	2,777

Total liabilities assumed	$2,951

Net identifiable assets acquired	$4,283
Goodwill	12,486

Total purchase price allocation	$16,769

The goodwill recorded in this transaction is deductible for income tax purposes. The results of operations of the acquired co-manufacturing
business from March 11, 2021 through December 31, 2022 have been reflected within the Company’s consolidated financial statements.
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
Contingent Consideration
The estimated fair value of the contingent consideration used as part of the purchase price allocation totaled $9.8 million, with $3.0 million being paid in 2021. After accreting $0.2 million of interest expense on that

balance
,
the remaining balance was approximately $7.0 million which was reported within business acquisition liabilities in the accompanying balance sheet at December 31, 2021. This estimated fair value of the contingent consideration payments, was determined using a probability-weighted scenario method based on the timing of achievement and probability of occurrence. The estimated value of the contingent consideration was based upon available information and certain assumptions, known at the time of the acquisition, which management believed to be reasonable. During 2022, the remaining balance of the contingent consideration of approximately $7.0 million was paid in full, resulting in no impact to operations.
The table below details the components of the contingent consideration:

(In thousands)	TWELVE MONTHS ENDED DECEMBER 31, 2021
Opening balance	$9,795
Change in fair value of estimated contingent consideration	180
Less payments	(3,000)

Closing balance 12-31-2021	$6,975

NOTE 5. INVENTORIES
Inventories as of December 31, 2022 and 2021, consisted of the following:

	As of December,
(in thousands)	2022	2021
Ingredients and supplies	$16,753	$6,646
Finished Goods	22,726	9,977

Total inventories	$39,479	$16,622

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2022 and 2021 consisted of the following:

	As of
(In thousands)	December 31, 2022	December 31, 2021
Computer equipment	$122	$106
Vehicles	164	69
Machinery and equipment	43,193	8,826
Leasehold improvements and office equipment	751	519

Total property and equipment	$44,230	$9,520
Less: accumulated depreciation	(5,793)	(2,571)

Subtotal	38,437	6,949
Construction in progress	60	3,340

Property and equipment, net	$38,497	$10,289

Depreciation and amortization expense was $3.2 million and $1.1 million for the twelve months ended December 31, 2022 and 2021, respectively.
NOTE 7. LEASES
The Company has various finance leases for equipment and operating leases for office and warehouse space, as well as equipment. The Company’s lease agreements do not contain any material residual value guarantees, bargain purchase options, or restrictive covenants. Variable lease costs were not significant for the periods presented.

Operating lease liabilities and their corresponding ROU assets are recorded at the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts was not readily determinable. As such, the Company used an incremental borrowing rate based on the information available at inception date. In the development of the discount rate, the Company considered its internal borrowing rate, treasury security rates, collateral, and credit risk specific to it, and its lease portfolio characteristics. As of December 31, 2022, the weighted- average discount rate of the Company’s operating and finance leases was
7.0
% and
8.1
%, respectively. As of December 31, 2021, the weighted- average discount rate of the Company’s operating and finance leases was
9.0
% and
12
%, respectively.
The components of lease expense were as follows:

	Twelve Months Ended December 31,
	2022	2021
	(in ‘000s)
Operating lease costs	$2,230	$1,015
Finance lease costs:
Amortization of ROU assets	1,442	195
Interest on lease liabilities	830	13
Short-term lease costs	199	405

Total lease costs	$4,701	$1,628

Supplemental balance sheet information related to leases is as follows:

		As of December 31,
		2022	2021
Assets	Balance Sheet Location
Operating lease right-of-use assets	Operating lease right-of-use assets	$10,881	$12,127
Finance lease right-of-use assets	Property and equipment, net	27,392	822

Total lease assets		$38,273	$12,949

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$1,455	$1,040
Finance lease liabilities	Finance lease liabilities	3,310	198
Noncurrent:
Operating lease liabilities	Long term Operating lease liabilities	10,030	11,249
Finance lease liabilities	Long term Finance lease liabilities	24,099	154

Total lease liabilities		$38,894	$12,641

	Twelve Months Ended December 31,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,743	$618
Operating cash flows from finance leases	$707	$13
Financing cash flows from finance leases	$999	$126
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$27,252	$12,422

The maturities of the Company’s operating and finance lease liabilities as of December 31, 2022 were as follows:

(in Thousands)	Operating Leases	Finance Leases
2023	$2,382	$5,453
2024	2,443	5,290
2025	2,470	5,290
2026	2,291	5,290
2027	2,176	5,290
Thereafter	2,985	9,107

Total future lease payments	14,747	35,720
Less: Interest	(3,262)	(8,312)

Present value of lease obligations	$11,485	$27,408

As of December 31, 2022, the weighted-average rem
ai
ning t
e
rm of our operating and finance leases were 6.1 years and 6.3 years, re specti
vely.
NOTE 8. DEBT
Long-term debt consisted of the following as of December 31, 2022 and 2021:

			December 31,
	Maturity Date	Interest Rate	2022	2021
PMC Revolver	November 2025	Prime rate plus 4.25%	$55,181	$14,227
PMC Capex line	November 2025	Prime rate plus 8.5%	4,670	3,602
PMC Lease line of Credit	November 2025	Prime rate plus 8.5%	—	7,258
PMC Term Loan $10.0 MM	August 2028	Prime rate plus 7.85%	10,000	—

			69,851	25,087
Less: Current maturities of long-term debt			370	328

Long-term debt			$69,481	$24,759

PMC Credit Facility
On June 30, 2016, the Company entered into a loan and security agreement (the “Credit Facility”) with PMC Financial Services Group, LLC (“PMC”). As of December 31, 2022, the Credit Facility, as amended, provided the Company with a $75.0 million line of credit repayable on November 30, 2025 (the “Revolver”), and permits the Company to make repayments without penalty. As amended, the Credit Facility also provides a revolving capital expenditure line for up to
$4.0
million
(exclusive of the fixed portion discussed below)
which matures o
n November 30, 2025 (the “CapEx Line”). The Credit Facility was further amended to allow for additional borrowings of up to $7.5 million for certain lease agreements (“Lease Line of Credit”). Outstanding balances under the Revolver shall bear interest at an annual rate equal to the prime rate announced by Wells Fargo Bank, N.A. plus 4.25% per annum. Outstanding balances under the CapEx Line and Lease Line of Credit shall bear interest at an annual rate equal to the prime rate announced by Wells Fargo Bank, N.A., plus 8.50% per annum. Additionally, during 2022, the agreement, as amended provided for a term loan of $10.0 million, which bears interest at an annual rate equal to the prime rate (as announced by Wells Fargo Bank, N.A.) plus 7.85%, with a floor of 13.35% (should the prime rate decrease to a specified level), per annum. Per the agreement, monthly interest payments began on September 30, 2022, and shall continue to September 30, 2023 when both interest and principal shall be repaid monthly in 60 equal installments.

The PMC Credit Facility contains no financial covenants and is collateralized by the Company’s accounts receivable, inventory, equipment, deposit accounts, and general intangibles. The intent of the lease line of credit was to provide funds necessary to begin production on equipment which was aggregated and converted into a lease two lease labilities during 2022, when those equipment projects were completed (see Note
7-
Leases
).
The Company incurred an aggregate of $2.4 million in “success fees” in connection with the Credit Facility, $2.0 million of which it paid to PMC during 2021, and $0.4 million of which during August 2022. These success fees were recorded as deferred loan costs, a component of non-current assets,
on the Company’s balance sheet. The unamortized balance of these fees as of December 31, 2022 was approximately $1.0 million, which will be charged to interest expense ratably over the remainder of the borrowing term.
The amortization expense related to these deferred loan costs was $0.2 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.
Regarding the CapEx line, the Company is required to make monthly payments of
$38,300
on its fixed portion, the balance of which is approximately
$0.9
 million at December 31, 2022, which include both principal and interest, through its maturity date of November 2025.
PPP Loan
On May 9, 2020, the Company received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program (“PPP”) from Carter Federal Credit Union (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts of up to 2.5 times the average monthly payroll expenses of the qualifying business. Under the terms of the PPP Loan, the entire amount of principal and accrued interest may be forgiven to the extent the borrower uses the proceeds for qualifying expenses as determined by the U.S. Small Business Administration (“SBA”) under the PPP, including payroll, benefits, rent and utilities, and maintains its payroll levels. The outstanding balance on the PPP Loan was
$0.3
million, prior to its forgiveness, and in August 2021, the Company was notified that forgiveness of the PPP Loan had been approved. Accordingly the
$0.3
million of loan forgiveness has been recognized as a gain and recorded as a component of other income in the Company’s statement of operations in accordance with FASB Subtopic
470-50
(ASC 470-50)
Debt – Modifications and Extinguishments.
Fidelity Secured Financing
On May 7, 2021, the Company entered into a note purchase agreement (the “2021 Notes Agreement”) with various Fidelity investment funds (collectively, the “Fidelity Investors”), pursuant to which the Fidelity Investors purchased the convertible promissory notes of the Company with an aggregate principal amount of $35.0 million (the “Notes”), of which $34.1 million was used to partially repay amounts owed pursuant to the PMC Credit Facility. The 2021 Notes accrued interest at a rate of 1.0% per annum compounded annually on the unpaid principal balance, with payment of the principal and accrued and unpaid interest due on May 7, 2022. In connection with the Company’s IPO, the 2021 Notes converted into common shares of the Company, resulting in the outstanding debt balance at the date of the IPO being reduced to zero. Pursuant to the terms of the 2021 Notes Agreement, the Company issued 836,552 shares of its Class A common shares, and 2,809,281 of its Class B common shares, for a combined value of $43.8 million, in exchange for the $35.0 million outstanding principal. Included in the $43.8 million was approximately $0.2 million of interest.
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
The weighted average interest rates for the Company’s debt, by loan type, applicable for the twelve months ended December 31, 2022, is as follows:

PMC revolver	8.2%
PMC capex line	12.40%
PMC Lease line	12.00%
PMC Term loan	13.35%
Contractual future payments for all borrowings as of December 31, 2022 are as follows (in thousands):

2023	$967
2024	2,003
2025	60,856
2026	2,031
2027	2,300
Thereafter	1,694

Total payments outstanding	$69,851

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
two-class
method has not been presented.
For purposes of calculating earnings per share, the prior period unit amounts have been retroactively adjusted to give effect to the aforementioned Reorganization in Note 1, Organization and Description of Business. The computations of earnings per share at the time of the reorganization reflect a
139.78
-for-one
exchange ratio which when applied to the Common units used in the pre IPO earnings per share calculation resulted i
n
8,699,630
Common units. The entirety of outstanding units prior to the Reorganization, including Series A preferred units and Series Seed preferred units, were converted to Class B units which aggregated to

14,422,924
units (which concurrently converted to Class B shares as well) after taking into effect the aforementioned share exchange.
Prior to the Company’s IPO, equity interests in the Company consisted of common units of, Series A preferred units, and Series Seed preferred units. All units had equal voting rights. Upon consummation of the Company’s IPO all units were converted into 14,422,924 Class B common stock. Class B commons shares convey no economic interest in the Company, however they represent 76% of the voting rights of the Company at December 31, 2022.

The following tables details the conversion of the Members’ equity at the time of the Reorganization:

	Units	Impact of exchange		Effect of Reorganization	Post Reorganization
Common units	62,957	8,699,630	(1)	(8,699,630)	—
Series A preferred units	11,798	1,649,125		(1,649,125)	—
Series Seed preferred units	28,428	4,074,169		(4,074,169)	—
Class B shares/units	—				14,422,924

Totals	103,183	14,422,924			14,422,924

(1)	Reflects the 139.78 exchange ratio

(in thousands)	Dollar Value	Effect of Reorganization	Post Reorganization
Common units	$1,013	$(1,013)	$—
Series A preferred units	7,337	(7,337)
Series Seed preferred units	715	(715)
Members equity November 9, 2021	—	—	9,065

Total	$9,065	$(9,065)	$9,065

NOTE 10. LOSS PER SHARE
The following table sets forth the computation of loss per share:

	FOR THE YEARS ENDED DECEMBER 31,
	2022	2021
Numerator:
Net Loss	$(10,983)	$(10,143)

Denominator:
Weighted-average shares outstanding	6,193,017	6,169,885
Loss per common share	$(1.77)	$(1.64)
At December 31, 2022 and 2021, the Company’s issued and outstanding RSUs, which were the Company’s only potentially dilutive securities, have been excluded from the computation of diluted net loss per share as they would have been anti-dilutive. Therefore, for all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.
NOTE 11. RELATED-PARTY TRANSACTIONS
The Company entered into multiple related-party loan arrangements prior to 2020 with a member of the Company who holds shares of Class B common stock and is a holder of more than 20% of the Company’s equity interests. The outstanding balance of the debt from this related party was $1.2 million as of December 31, 2020, of which the entire balance was paid in full during 2021. Interest expense related to this debt was $0.1 million for the year ending December 31, 2021.
Additionally, the Company’s Executive Chairman of the Company’s Board of Directors holds over than 20% beneficial ownership interest in the Company’s common stock.
In connection with the completion of the IPO, the Company entered into a tax receivable agreement (“TRA”) with the continuing Members of RGF. This agreement grants the right for the members to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes or is deemed to realize as a result of an increase in the tax basis of the net assets of the Company resulting from any redemptions or exchanges of interests in RGF, and certain other tax benefits related to payments made under the TRA. As a result of the Company’s net loss position, there were no amounts due under the TRA as of December 31, 2022.
During 2022, the spouse of the Company’s CFO provided certain finance related consulting services to the Company. Expenses related to these services recognized during the year totaled to approximately $
133,000
, and amounts paid for these serves totaled to approximately $
128,000.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various contracts, in the normal course of business, obligating it to purchase minimum quantities of ingredients used in its production and distribution processes, including cheese, chicken, and other ingredients that are inputs into its finished products. The Company entered into these contracts from time to time to ensure a sufficient supply of raw ingredients. None of these commitments are for durations greater than a year. Accordingly, as of December 31, 2022, the Company had no outstanding long-term commitments.
Legal Matters
The Company is party to certain claims, litigation, audits, and investigations in the ordinary course of business. The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2022 and 2021, the Company’s management has concluded that it was not necessary to accrue amounts related to any pending litigation.
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
During the year ended December 31, 2022, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 51% and 18% of net sales, respectively. During the year ended December 31, 2021, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 51% and 21
% of net sales, respectively.

Concentration of Credit Risk
Accounts receivable potentially subject the Company to concentrations of credit risk. As of December 31, 2022, three customers accounted for a total of 69% of the Company’s accounts receivable balance, or 36%, 24%, and 9%, respectively. As of December 31, 2021, three customers accounted for a total of 50% of the Company’s accounts receivable balance, or 25%, 13%, and 13%, respectively. The Company’s customers are predominantly retailers who sell the Company’s products to end consumers. Given that, along with the Company’s customers being major U.S. retailers, the Company does not consider the concentration of its trade account receivables to be a significant risk.
NOTE 14. EQUITY BASED COMPENSATION
Restricted Stock Units issued to Officers and Employees
On October 11, 2021, the Company’s board of directors approved the Company’s 2021 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of equity compensation grants to employees, as well as members of its board of directors, in the form of stock options, restricted stock, restricted stock units (“RSU”), and stock appreciation rights (“SARS”), for up to 3,700,000 shares of the Company’s Class A common stock. In addition, the Plan provides for an employee stock purchase program (“ESPP”), also included as part of the 3,700,000 shares authorized under the Plan. As of December 31, 2022, the Company has issued RSUs to certain directors, officers and consultants. Each RSU granted constitutes a right to receive one share of the Company’s Class A common stock, subject to the vesting terms specific to each agreement. The shares of the Company’s common stock underlying the number of vested RSUs are intended to be delivered as soon as practicable after vesting occurs. During the period between grant and vesting, the RSUs may not be transferred, and the grantee has no rights as a shareholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If a grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Company’s Compensation Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash). As of December 31, 2022, there wer
e 1,343,086 shares available under the Plan for future equity grants.
Restricted Stock Units issued to Officers and Employees
The following table details the activity related to RSUs during 2022:

	Restricted Stock Units	Grant Date Fair Value
Outstanding/Unvested at December 31, 2021	1,113,410	9.50
Granted	1,393,395	6.26
Forfeited	(26,494)	6.26
Vested	(95,415)	9.19

Outstanding/Unvested at December 31, 2022	2,384,896

Of the total RSUs issued during 2022, 1,306,323
were issued to employees and consultants of the Company an
d 87,072 were issued to the Company’s Directors. The RSUs issued to the Company’s officers cliff vest 100% on the 3rd anniversary date of the grant. The RSUs issued to Company’s directors vest 50% on the first anniversary date of the grant, and 50
% on the second. Those granted to
non-officer
employees generally vest
one-third
over three years on the first, second and third anniversary dates of the grant. All vesting related to RSUs is subject to continued service, with the exception of involuntary terminations for reasons other than cause.

Equity Compensation Expense
The Company values RSUs (the grant date fair value) based on the closing price of the Company’s Class A common stock on the date the grant is issued, and recognizes the expense related to this value on a straight-line basis over the vesting term. During 2022 and 2021 the Company recorded expense related to outstanding RSU grants of approximately
$
6.9

million and $
0.6
 million, respectively. During 2022 income tax benefits related to the vesting of RSUs were de minimus. There were no benefits related to income taxes during 2021. Unrecognized compensation expense as of December 31, 2022, was $
11.8
 million, to be recognized over a weighted average period
o
f
approximately
1.9
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
Income Tax Expense
Consolidated net losses before income taxes, before taking into effect those earnings related to non-controlling
interests, for the years ended December 31, 2022 and 2021 were $45.7 million and $67.1 million, respectively. Consolidated net losses after taking into effect earnings related to non-controlling
interests, were $11.0 million and $10.1 million, for the years ended December 31, 2022 and 2021, respectively, all of which was attributable to domestic operations.
During 2022 and 2021 the Company had provided no amounts related to current income taxes as a result of the net losses incurred. As such only deferred taxes were applicable for those periods, and as a result of the full valuation allowance applied to the deferred tax assets, there were no amounts related to income taxes recognized in the consolidated statement of operations for all periods presented.
The Company’s effective tax rate includes a rate benefit attributable to the Company’s earnings which are not subject to corporate level taxes, due to the applicable income taxes that are the obligation of the non-controlling
members of RGF. Thus, the effective tax rates on the portion of those losses attributable to the Company is 25.0% and 27.9% for the years ended December 31, 2022 and 2021, respectively, before taking into effect the valuation allowance. A reconciliation of the U.S. federal statutory rate to the effective tax rate is presented below:

	For the years ended December 31,
	2022	2021
U.S. Federal Statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.0	6.9
Non-deductible expenses	0.1	0.1
Non-controlling interest	(24.0)	(24.0)
Amounts excluded related to pre IPO operations	—	(3.9)
Other	—	(0.01)
Change in valuation allowance	(1.09)	(0.01)

Effective tax rate	0.0%	0.0%

7
4

The tax effects of significant temporary differences that comprise deferred tax assets and liabilities were:

	For the years ended December 31,
	2022	2021
Deferred tax assets:
Net Operating Loss	$1,724	$415
Interest expense limitation	446	—
Investment in partnership	1,178	287

Total Deferred tax assets	3,348	702
Valuation allowance	(3,348)	(702)

Net deferred taxes	$—	$—

The Company records a valuation allowance against federal and state deferred tax assets, after considering all of the available evidence, if it is more likely than not that these assets will not be realized. Amounts related to valuation allowances impacting the provision for incomes taxes were $3.3 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. The Company has $5.5 million of federal net operating loss carry forwards and $3.1 million of state net operating loss carry forwards. Based on the applicable expiration dates, the Company does not believe that any portion of these net operating losses will expire prior to being fully utilized.
Uncertain Tax Positions
For the years ended December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits (“UTB”) as a result of tax positions taken during a prior period or during the current period. Interest or penalties related to the UTBs, if any, are recorded as a component of income tax expense. No interest or penalties have been recorded as a result of tax uncertainties for all periods presented. Additionally, although RGF is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service (“IRS”). The statute of limitations has expired for tax years through 2018 for RGF.
TRA
The TRA, as described in Note 11, provides for the payment by the Company to the Members of 85% of the amount of tax benefits, if any, that the company may actually realize (or in some circumstances are deemed to realize) as a result of an increase in tax basis resulting from any future redemptions of Class B units, as described in “Note
1-
Organization and Description of Business,” as well as certain other tax benefits attributable to payments made under the TRA. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. RGF expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in RGF. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Operating Company generates each year and the applicable tax rate. As a result of the Company’s determination that future income tax benefits were not realizable at December 31, 2022, and that a triggering event (exchange) was not probable at that time, the Company determined that there were no amounts due to the Members under the TRA as of December 31, 2022. At December 31, 2022, if a TRA payout was deemed probable, the estimated maximum amount due under the TRA agreement would be approximately $43 million. This estimate is highly subjective and subject to future market dynamics and as such may not necessarily be indicative of future results.

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
capital concurrently.
NOTE 17. SUBSEQUENT EVENT
On February 28, 2023 (the “Effective Date”), Real Good Foods, LLC, a wholly owned subsidiary of The Real Good Food Company, Inc. (the “Company”), entered into an amendment (the “Amendment”) to its amended and restated Loan and Security Agreement with PMC Financial Services Group, LLC, dated June 30, 2016 (the “Existing Credit Facility”).
The Amendment amended the Existing Credit Facility to, among other things: (i) decrease the outstanding balance of the Company’s revolving credit facility by $10.0 million, resulting in an increase in availability by $10 million, which was achieved
by
converting
$10.0

million
of the revolving credit facility balance to a
term loan
which increased the term loan balance
to $20.0 million
 at the date of the amendment
, (ii) change the definition of “Borrowing Base” to allow for borrowing up to 85% of the value of the eligible assets which comprise the Borrowing Base (not to exceed $75.0 million in borrowing in the aggregate) and (iii) consolidate equipment loans for both the revolving Capex Line and termed portion, to one $8.1 million term loan, commencing on February 28, 2023 and maturing on August 31, 2028, with payments for first six months of that term being interest only, and payments of both principal and interest to be made beginning in August 2023.
The aggregated Capex term loan shall bear interest at an annual rate no less than “Prime Rate” (as defined in Note 8) plus 6.1% or Prime Rate plus 13.85%
, should Prime Rate drop below a specific floor
.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. We conducted an evaluation with the participation of our management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in internal controls over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022, using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022.

Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our evaluation of the effectiveness of our internal controls we identified material weaknesses in our internal controls over financial reporting related to the following:

•

We did not maintain effective internal control over financial reporting, due to a lack of sufficient resources with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements.

•

We did not design and implement a sufficient level of formal accounting policies and procedures that define how transactions across the business cycles are initiated, recorded, processed, reported, authorized, and approved; in enough time to ensure that there were sufficient controls in place for the entire year.

•	We did not have sufficient segregation of duties between significant business processes to ensure there was proper independence with regards to certain procedures and transactions.

•	We did not complete necessary testing over certain business processes and cycles in the requisite time period.

•	Access controls over our accounting systems and financial information were inadequate.

Material Weaknesses Remediation Efforts

We have begun implementing changes to our internal control over financial reporting to remediate the material weaknesses described above. Our remediation plan includes (i) designing and implementing additional formal accounting policies and procedures and (ii) restricting access to key financial systems and records to appropriate users to ensure that appropriate segregation of duties is maintained. Recent actions taken to address material weaknesses include the design and implementation of certain formal accounting policies and procedures, as well as restricting certain access to users of key financial systems and records. We will continue to build on the progress we have made in our remediation plan. We cannot determine when our remediation plan will be fully completed, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness described above, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2022.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2023 annual meeting of members to be filed with the SEC within 120 days after the end of our 2022 fiscal year. This proxy statement is referred to in this report as the “2023 Proxy Statement” and is incorporated in this Annual Report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included as part of, or incorporated by reference to, this annual report:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1*	Plan of Conversion.

3.1*	Amended and Restated Certificate of Incorporation of The Real Good Food Company, Inc.

3.2*	Amended and Restated Bylaws of The Real Good Food Company, Inc.

4.1**	Description of Capital Stock

10.1*	Tax Receivable Agreement, dated as of November 4, 2021, by and among The Real Good Food Company, Inc., Bryan Freeman, and each of the other persons from time to time party thereto.

10.2*	Registration Rights Agreement, by and among The Real Good Food Company, Inc., the members of Real Good Foods, LLC, the Fidelity entities party thereto, Bryan Freeman, Gerard G. Law, and Akshay Jagdale.

10.3*	Limited Liability Company Agreement of Real Good Foods, LLC.

10.4*#	Form of Indemnification Agreement, entered into in September and October 2021, by and between The Real Good Food Company, Inc. and each of its directors and officers.

10.5*#	The Real Good Food Company, Inc. 2021 Stock Incentive Plan and related forms of stock award agreements.

10.6*#	The Real Good Food Company, Inc. 2021 Employee Stock Purchase Plan.

10.7*	Exchange Agreement, dated as of November 4, 2021, by and among The Real Good Food Company, Inc., Real Good Foods, LLC, the members of Real Good Foods, LLC, and the Fidelity entities party thereto.

10.8*#	Executive Employment Agreement, dated as of October 27, 2021, by and between Real Good Foods, LLC and Bryan Freeman.

10.9*#	Executive Employment Agreement, dated as of October 27, 2021, by and between Real Good Foods, LLC and Gerard G. Law.

10.10*#	Executive Employment Agreement, dated as of October 27, 2021, by and between Real Good Foods, LLC and Akshay Jagdale.

10.11*	Standard Industrial/Commercial Single-Tenant Lease—Gross, dated February 26, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and DAHSCO Properties Yeager Avenue, LLC.

10.12*	Sublease for a Single Sublessee, dated March 9, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and LO Entertainment, LLC.

10.13*†	Purchase Agreement, dated as of February 16, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.14*	Profit Participation Agreement, dated as of April 1, 2017, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and CPG Solutions, LLC.

10.15*†	Lease, dated as of June 1, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and 3 ECCH Owner LLC.

10.16*	Loan and Security Agreement, dated as of June 30, 2016, by between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.17*	Schedule to Loan and Security Agreement, dated as of June 30, 2016, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.18*†	Schedule #2 to Loan and Security Agreement, dated as of December 1, 2019, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.19*	Amendment Number Fifteen to Loan and Security Agreement, dated as of December 7, 2020, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.20*	Amendment Number Sixteen to Loan and Security Agreement, dated as of February 16, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.21*	Amendment Number Seventeen to Loan and Security Agreement, dated as of March 29, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.22*	Amendment Number Eighteen to Loan and Security Agreement, dated as of June 30, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.23*	Amendment Number Nineteen to Loan and Security Agreement, dated as of September 1, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.24*†	Contract Packing Agreement, dated as of November 5, 2018, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and Me Gusta Gourmet.

10.25*	Industrial Building Lease, dated as of October 4, 2021, by and between, Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and HP-A Bolingbrook, LLC.

10.26*	Amendment Number Twenty One to Loan and Security Agreement, dated as of December 6, 2021, by and between Real Good Foods, LLC (f/k/a The Real Good Food Company LLC) and PMC Financial Services Group, LLC.

10.27*	Amendment Number Twenty Two to Loan and Security Agreement, dated as of December 31, 2021, by and between Real Good Foods, LLC and PMC Financial Services Group, LLC.

10.28**	Amendment Number Twenty Three to Loan and Security Agreement, dated as of August 14, 2022, by and between Real Good Foods, LLC and PMC Financial Services Group, LLC.

21.1*	Subsidiaries of The Real Good Food Company, Inc.

23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).

*	Incorporated by reference.
#	Management contract or compensatory plan, contract, or arrangement.
**	Filed herewith.
†	Portions of this exhibit are redacted pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) under Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

THE REAL GOOD FOOD COMPANY, INC.

March 31, 2023	By:	/s/ Gerard G. Law
	Name:	Gerard G. Law
	Title:	Chief Executive Officer and Director

March 31, 2023	By:	/s/ Akshay Jagdale
	Name:	Akshay Jagdale
	Title:	Chief Financial Officer

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

March 31, 2023	By:	/s/ Bryan Freeman
	Name:	Bryan Freeman
	Title:	Executive Chairman and Director

March 31, 2023	By:	/s/ Gerard G. Law
	Name:	Gerard G. Law
	Title:	Chief Executive Officer and Director

March 31, 2023	By:	/s/ George F. Chappelle, Jr
	Name:	George F. Chappelle, Jr
	Title:	Director

March 31, 2023	By:	/s/ Gilbert B. de Cardenas
	Name:	Gilbert B. de Cardenas
	Title:	Director

March 31, 2023	By:	/s/ Mark J. Nelson
	Name:	Mark J. Nelson
	Title:	Director