Form 10-K/A
period 2022-12-31
Real Good Food Company, Inc.
filed 2023-04-28
CIK 1871149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECU RI TIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to
Se
ction 7(a)(2)(B) of the Securities Act.  ☒
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

Auditor firm ID	Auditor Name	Auditor Location
PCAOB ID: 248	GRANT THORNTON LLP	Newport Beach, California

The Real Good Food Company, Inc.
ANNUAL REPORT ON FORM
10-K/A
For the fiscal year ended December 31, 2022

EXPLANATORY NOTE
The Real Good Food Company, Inc. (also referred to herein as the “
Company
,” “
RGF
,”
“
we
,” “
us
” or “
our
”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “
Original Form
10-K
”) with the United States Securities and Exchange Commission (the “
Commission
”) on March 31, 2023. The Company is filing this Amendment No. 1 to the Original Form
10-K
(this “Form
10-K/A”,
and together with the Original Form
10-K,
the “Report”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2022. This Form
10-K/A
hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form
10-K.
Additionally, this Form
10-K/A
hereby amends and restates the cover page of the Original Form
10-K
to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), this Form
10-K/A
also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Form
10-K.
Because no consolidated financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Form
10-K,
including, without limitation, the consolidated financial statements. This Form
10-K/A
does not reflect events occurring after the filing of the Original Form
10-K
or modify or update the disclosures in the Original Form
10-K,
except as set forth in this Form
10-K/A,
and should be read in conjunction with the Original Form
10-K
and the Company’s other filings with the Commission. Terms used but not defined herein are as defined in our Original Form
10-K.
Cautionary Note Regarding Forward-Looking Statements
This Form
10-K/A
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

•
other factors discussed under the headings “
Part I, Item 1A. Risk Factors
,” “
Part I, Item 1. Business
,” and “
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
” in the Original Form
10-K.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections titled “
Part I, Item 1A. Risk Factors
” and “
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
” in the Original Form
10-K.
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Report in the context of these risks and uncertainties.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS.

Information About our Directors

Set forth below is information regarding each of the members of our board of directors (the “Board”) as of April 21, 2023. Our Board currently has five sitting members and is divided into three classes, with a class of directors elected each year for a three-year term.

NAME	AGE	POSITION
Non-Employee Directors
George F. Chappelle, Jr. (3)	61	Lead Independent Director
Gilbert B. de Cardenas (1)	59	Director
Mark J. Nelson (1)	54	Director
Executive Directors
Bryan Freeman(3)	52	Executive Chairman, President, Secretary and Chairperson of the Board of Directors
Gerard G. Law(2)	49	Chief Executive Officer, Director

(1) Class I director with term expiring at 2025 annual meeting of stockholders.
(2) Class II director with term expiring at 2023 annual meeting of stockholders.
(3) Class III director with term expiring at 2024 annual meeting of stockholders.

Gilbert B. de Cardenas. Mr. de Cardenas has served on the Board, compensation committee, and nominating and corporate governance committee since November 2021. Mr. de Cardenas currently serves as a member of Nielsen-Massey Vanilla’s board of directors, a member of Nielsen-Massey Vanilla’s compensation committee, and a member of Cacique, Inc.’s board of directors. Since 2009, Mr. de Cardenas has served as Chief Executive Officer of Cacique, Inc., a brand in the Mexican-style cheese, cream and sausage category. Prior to that time, Mr. de Cardenas was the Chief Executive Officer of Reynaldo’s Foods from 2006 to 2009, a branded meat and dessert company. Mr. de Cardenas holds a Master of Business Administration and Management from the University of Chicago.

We believe Mr. de Cardenas’ experience as Chief Executive Officer and member of the board of directors of Cacique, Inc., as well as his extensive industry experience and knowledge, qualify him to serve on the Board.

George F. Chappelle, Jr. Mr. Chappelle has served as Lead Independent Director to the Board and as Chairperson of our compensation committee since September 2021. Since January 2020, Mr. Chappelle has served as a Board Member and Advisor of Green Fees LLC and, from July 2018 to December 2020, served as Chairman of the Board of Flagstone Foods. Prior to joining us, Mr. Chappelle served in several roles at Tyson Foods, including as Chief Corporate Services Officer from April 2019 to January 2020, General Manager of Emerging Proteins from January 2019 to January 2020, Chief Operating Officer of Prepared Foods from January 2018 to December 2018, and Chief Integration Officer from July 2017 to December 2017. Mr. Chappelle also served as Chief Operating Officer of AdvancePierre Foods from 2014 to 2017, Chief Operating Officer of Vi-Jon in 2013, Chief Operating Officer of Solo Cup Company from 2009 to 2012, and held several positions at Sara Lee Foods, including as Senior Vice President, Chief Supply Chain Officer and Senior Corporate Officer from 2008 to 2009, and Senior Vice President, Chief Information Officer and Senior Corporate Officer from 2005 to 2008. Prior to his role at Sara Lee Foods, Mr. Chappelle served as Vice President, Chief Information Officer, and Corporate Officer of HJ Heinz from 2002 to 2005, and Group Vice President, Information Systems of ABB Switzerland Ltd. from 2000 to 2002. Mr. Chappelle holds a Bachelor of Science in Information Technology from Westfield State College, and a Master of Science in Applied Management from Lesley College.

We believe Mr. Chappelle’s experience as a former officer of Tyson Foods, and previous service as Chief Operating Officer of AdvancePierre Foods, as well as his extensive leadership skills, industry experience and knowledge, qualify him to serve on the Board.

Mark J. Nelson. Mr. Nelson has served on the Board and audit committee since November 2021. Mr. Nelson currently serves as a member of Local Bounti Corporation’s board of directors. Prior to joining us, Mr. Nelson served in various roles as Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary of Beyond Meat, Inc. (Nasdaq: BYND) from December 2015 to May 2021 after briefly serving as Senior Vice President and Chief Financial Officer of Biolase, Inc. (Nasdaq: BIOL), a medical device company, from March 2017 to May 2017. Mr. Nelson served as Beyond Meat, Inc.’s Chief Operating Officer and Chief Financial Officer from 2016 to 2017, and solely as its Chief Financial Officer from 2015 to 2016. Prior to joining Beyond Meat, Inc., Mr. Nelson was Chief Financial Officer and Treasurer of Farmer Bros. Co. (Nasdaq: FARM), a manufacturer, wholesaler, and distributor of coffee, tea, spices, and culinary products, from April 2013 to November 2015. Prior to that, he served as Chief Accounting Officer (2010 to 2013), Vice

President, Corporate Controller (2008 to 2010), Vice President, General Manager (2006 to 2008) and Finance Director (2004 - 2006) at Newport Corporation, a former publicly traded global supplier of advanced technology products and systems. He also served as Finance Director at Thermo Fisher Scientific Inc. (NYSE: TMO), a biotechnology product development company, from 2002 to 2004, FP&A Manager, Plant Controller, and Senior Financial Analyst at C. R. Bard, Inc. from 1998 to 2002, Chief Executive Officer and Founder of Western Energy Services, Inc. from 1993 to 1997, and Financial Management Program Trainee at the General Electric Company (NYSE: GE) from 1990 to 1993. Mr. Nelson holds a Bachelor of Business Administration with a specialty in Finance from University of Massachusetts at Amherst, Isenberg School of Management, and a Master of Business Administration from Babson College, Franklin W. Olin Graduate School of Business.

We believe Mr. Nelson’s experience as Chief Financial Officer, Treasurer, Chief Operating Officer, and Secretary of Beyond Meat, Inc., as well as his experience as member of Local Bounti Corporation’s board of directors, qualify him to serve on the Board.

Bryan Freeman. Mr. Freeman has served as Executive Chairman of our operating subsidiary, Real Good Foods, LLC (“RGF, LLC”), since October 2020, and has served as Executive Chairman, President, Secretary, and Chairperson of the Board since June 2, 2021. Mr. Freeman also served as Chief Executive Officer of RGF, LLC from September 2017 to October 2020. Mr. Freeman has over 20 years of experience in the frozen foods industry. Since 2015, Mr. Freeman has served as Chairman of High Road Ice Cream, Inc. and, since 2010, as Managing Partner at Slingshot Consumer LLC, a private equity fund focused on emerging food manufacturing companies. Prior to joining us, Mr. Freeman was an executive at AdvancePierre Foods from 2015 to 2017, and part of the senior leadership team when AdvancePierre Foods completed its initial public offering in 2016. Mr. Freeman also served on the mergers and acquisitions team at AdvancePierre Foods. Mr. Freeman resigned from AdvancePierre Foods after its sale to Tyson Foods in 2017. From 2010 to 2014, Mr. Freeman served as Chief Executive Officer at Better Bakery Co. LLC. From 2005 to 2009, he served as Chief Executive Officer at MCOOLZ, LLC, a dairy and juice processing manufacturer and marketer. Prior to working at MCOOLZ, LLC, Mr. Freeman served as President at Snackworks LLC from 2000 to 2005, which was acquired by J&J Snack Foods (Nasdaq: JJSF) in 2005. Mr. Freeman holds a Bachelor of Arts in International Economics from the University of California, Los Angeles, and a Master of Business Administration and Juris Doctor from Loyola Marymount University.

We believe Mr. Freeman’s history with the Company, AdvancePierre Foods, and Snackworks LLC, in addition to his extensive leadership experience in the frozen foods industry, strategic expertise, and knowledge, qualify him to serve as Chairperson of the Board.

Gerard G. Law. Mr. Law has served as Chief Executive Officer of our operating subsidiary, RGF, LLC, since September 2020 and Chief Executive Officer and director of the Company since June 2, 2021. Mr. Law has over 29 years of experience in the frozen foods industry, with experience in sales, marketing, research and development, operations, distribution, and mergers and acquisitions. Prior to joining us, from 2011 to 2020 Mr. Law was Senior Vice President, Snack Foods Division at J&J Snack Foods (Nasdaq: JJSF), where he managed 16 manufacturing plants. Prior to serving in that role, Mr. Law held a wide range of positions at J&J Snack Foods of increasing responsibility from 1992 to 2011, including Senior Vice President, Western Operations; General Manager; Assistant General Manager; Plant Engineer; and Design Engineer, Snack Foods Division. Since 2014, Mr. Law has served as 2nd Vice Chair and Board Member of Oaks Integrated Care, a nonprofit organization. Mr. Law holds a Bachelor of Science in Business, as well as a Master of Business Administration in Marketing, from Drexel University LeBow College of Business.

We believe Mr. Law’s role as our Chief Executive Officer and his history at J&J Snack Foods, in addition to his extensive management experience in the frozen foods industry, manufacturing expertise, and knowledge qualify him to serve on the Board.

Information About our Executive Officers

Set forth below is information regarding each of the executive officers as of April 21, 2023. The biographies of Messrs. Freeman and Law are provided under “Information About our Directors.” No family relationships exist between any directors or executive officers.

NAME	AGE	POSITION
Bryan Freeman	52	Executive Chairman, President, Secretary and Chairperson of the Board
Gerard G. Law	48	Chief Executive Officer, Director
Akshay Jagdale	42	Chief Financial Officer
Andrew J. Stiffelman	37	Chief Marketing Officer

Akshay Jagdale. Mr. Jagdale has served as Chief Financial Officer of our operating subsidiary, RGF, LLC, since December 2020 and as Chief Financial Officer of the Company since June 2, 2021. Mr. Jagdale has more than 15 years of experience as a securities analyst in the food and beverage industry. Prior to joining us, Mr. Jagdale served as Chief Business Development and Strategy Officer at Aromyx Corporation from June 2019 to December 2020. From 2015 to 2019 Mr. Jagdale served as Managing Director and Equity

Analyst at Jefferies Group LLC and from 2008 to 2015 he served as a Director and Equity Analyst at KeyBank, N.A. Prior to that, Mr. Jagdale served as an Associate at JPMorgan Chase & Co. from 2005 to 2008, an Assistant Client Advocate at Willis Towers Watson from 2004 to 2005, and a Risk Analyst at Marsh McLennan from 2003 to 2004. Mr. Jagdale holds a Bachelor of Arts in Economics with a specialization in Finance from Rutgers, The State University of New Jersey-New Brunswick.

Andrew J. Stiffelman. Mr. Stiffelman has served as Chief Marketing Officer of our operating subsidiary, RGF, LLC, since April 2017 and Chief Marketing Officer of the Company since October 2021. Prior to joining us, Mr. Stiffelman served as Senior Marketing Director at AdvancePierre Foods from 2015 to 2016, and as Marketing Director from 2014 to 2015. Mr. Stiffelman served as Supply Chain Director at Hostess Brands from 2013 to 2014. Prior to that, he served in various roles at Smithfield Foods from 2009 to 2013, most recently as Strategic Planning and Category Management Senior Manager. Mr. Stiffelman holds a Bachelor of Science in Business Administration with a specialty in Finance and Real Estate, as well as a Master of Business Administration in Finance and Management, from the University of Missouri Trulaske College of Business.

Audit Committee

Our audit committee consists of Messrs. Chappelle and Nelson, each of whom meets the requirements for independence for audit committee membership under listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) and rules of Commission. Mark Nelson is the chair of our audit committee and qualifies as an “audit committee financial expert” as such term is defined under Commission rules.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of its Class A common stock, to file with the Commission initial reports of ownership and reports of changes in ownership. Such persons are required by Commission regulation to furnish us with copies of all Section 16(a) forms that they file. To the Company’s knowledge, based solely upon its review of the copies of such reports furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2022, our executive officers, directors and ten percent beneficial owners complied with all applicable Section 16(a) filing requirements on a timely basis.

Code of Business Conduct and Ethics

The Board has adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer, or controller, or persons performing similar functions. The code of business conduct and ethics is available on the corporate governance section of the investor relations portion of our website at www.realgoodfoods.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, or our directors, on our website identified above to the extent required by applicable rules of the Commission or Nasdaq.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Overview

This section discusses the material components of the executive compensation program offered to our principal executive officer and our two other most highly compensated executive officers (collectively, the “named executive officers”). This narrative discussion of the compensation objectives, policies and arrangements that apply to our named executive officers is intended to be read in conjunction with the “Summary Compensation Table” and related disclosures set forth below.

We are an “emerging growth company” as defined in the JOBS Act, and a “smaller reporting company” as defined in applicable Commission rules. As such, in preparing the disclosure in this section, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies.”

Named Executive Officers

Our named executive officers for the year ended December 31, 2022 were:

•	Bryan Freeman, our Executive Chairman, President and Secretary and Chairperson of our Board;

•	Gerard G. Law, our Chief Executive Officer (our “principal executive officer” under Commission rules); and

•	Akshay Jagdale, our Chief Financial Officer (our “principal financial officer” under Commission rules).

Compensation Overview

The primary objective of our executive compensation program is to attract and retain executives with the skills necessary to lead us in pursuing our mission, achieving our strategic objectives, and creating long-term value for our stockholders. We recognize there is significant competition for talented executives, especially within the geographic regions in which our operations are located, and it can be particularly challenging for companies with limited operating histories to recruit and retain executives, and other key employees, with the food industry experience necessary to achieve our goals.

Our compensation committee, which is comprised solely of independent directors, assists the Board in developing and reviewing the compensation programs and strategy applicable to our executive officers and directors, and overseeing our overall compensation philosophy. Our compensation committee reviews our executive compensation program in light of market compensation amounts paid by companies that compete with us for management talent, taking into account factors such as total enterprise value, total revenue, growth rate, number of employees, and industry.

Compensation Goals and Principles

In developing our executive compensation program, our compensation committee is guided by the following goals and principles:

•

attract, retain, and incentivize executives with the background, experience, and vision necessary to lead us in pursuing our mission, achieving our strategic objectives, and creating long-term value for our stockholders;

•	provide a compensation package that is generally competitive with other companies in our industry that operate in similar geographic locations and are of a similar size and stage of growth;

•

provide a compensation package that ties a meaningful portion of the cash bonus opportunity to the achievement of Company objectives that reflect the growth and success of our business, and are important to the creation of long-term value for our stockholders; and

•

align the interests of our executives with those of our stockholders by issuing a meaningful portion of total compensation opportunity in the form of equity-based awards linked to the value of our Class A common stock.

Compensation Program

The compensation program for our named executive officers generally consists of a base salary, a discretionary cash bonus, equity-based awards, and other benefits as described below.

Base Salary

We pay base salaries to attract and retain key executives with the necessary background, experience, and vision required for our future growth and success. Base salaries generally reflect each executive officer’s title and responsibility level, individual performance, business experience, Company performance, and market conditions. Minimum base salaries have been established pursuant to the Employment Agreements (as defined below) with our named executive officers, are reviewed periodically by our compensation committee, and may be increased in response to the factors described above, as well information regarding the salaries paid by peer group companies.

As of December 31, 2022, the base salaries for Messrs. Freeman, Law, and Jagdale were $776,000, $776,000 and $434,000, respectively. For additional information, refer to the section entitled “—Employment Agreements.”

Cash Bonus

Our named executive officers may receive annual discretionary bonuses, which may be based on a number of factors determined by our compensation committee. No such bonuses were paid in 2022.

We have not historically had and do not currently have a “non-equity incentive plan” as defined under Commission rules. In the future, our compensation committee may adopt one or more “non-equity incentive plans” that will provide for cash bonuses to be paid to each of our named executive officers based on the achievement of pre-determined Company performance targets that reflect the growth and success of our business.

Equity-Based Awards

The purpose of equity-based awards is to align the interests of our executives with those of our stockholders by tying a meaningful portion of total compensation to increases in the value of our business. Our compensation committee also believes that granting equity awards that vest over time promotes the retention of our executives. The value of equity-based awards generally reflects each executive officer’s title and responsibility level, individual performance, Company performance, as well information regarding the equity-based awards granted by peer group companies.

On January 3, 2022, the Compensation Committee made RSU grants to each of our named executive officers pursuant to the 2021 Stock Incentive Plan (the “2021 Plan”), which vest in their entirety on the third anniversary of their grant date. The grant date value of the RSUs for Messrs. Freeman, Law and Jagdale was $2.8 million (442,463 RSUs), $2.8 million (442,463 RSUs) and $1.5 million (246,486 RSUs), respectively.

Benefits

We offer a standard benefits package that we believe is necessary to attract and retain key executives. Our named executive officers are currently eligible to participate in our medical, dental, vision, and other welfare benefit plans. We pay the premiums for long-term disability insurance and life insurance for our employees, including for our named executive officers. We have also adopted a 401(k) plan during 2022, which currently does not allow for a Company match. We provide Messrs. Law and Jagdale with a car allowance (see Summary Compensation Table). However, except as noted above, the benefits provided to our named executive officers generally reflect those provided to all of our employees.

Employment Agreements and Termination Benefits

In October 2021, our compensation committee recommended, and the Board approved, executive employment agreements with each of Mr. Freeman, Mr. Law, and Mr. Jagdale (collectively, the “Employment Agreements”) pursuant to which they agreed to serve as our Executive Chairman, Chief Executive Officer, and Chief Financial Officer, respectively. The Employment Agreements provide that each of our named executive officers is an at-will employee.

Pursuant to the Employment Agreements, our named executive officers are entitled to the following minimum annual base salaries: Mr. Freeman, $776,000; Mr. Law, $776,000; and Mr. Jagdale, $434,000. Each salary will be reviewed no less than annually by our compensation committee based on its review of current salaries and other compensation offered by peer group companies, subject to such salaries not being decreased below the current amounts.

Pursuant to the Employment Agreements, Messrs. Freeman, Law, and Jagdale are each eligible for an annual cash incentive bonus based on performance criteria established annually by our compensation committee. The target amount of the annual cash bonus is as follows: Mr. Freeman, $1,250,000; Mr. Law, $1,250,000; and Mr. Jagdale, $393,000. The target amount of the annual cash bonuses will be reviewed no less than annually by our compensation committee based on its review of current bonus related compensation offered by peer group companies, subject to such target bonus amounts not being decreased below the current amounts.

Pursuant to the Employment Agreements, Messrs. Freeman, Law, and Jagdale are eligible to participate in the 2021 Plan and to receive such grants thereunder as may be approved by our compensation committee from time to time. Messrs. Freeman, Law and Jagdale are also entitled to participate in all benefit and welfare programs, plans and arrangements made available to similarly-situated employees.

Upon termination of an Employment Agreement due to (a) death or disability of the executive, (b) a termination by us for Cause (as defined in the Employment Agreements), or (c) a termination by the executive without Good Reason (as defined in the Employment Agreements), the executive is entitled to receive any accrued but unpaid base salary, pay for accrued but unpaid vacation days, reimbursement for expenses incurred, accrued and vested benefits, and unpaid incentive bonus earned and accrued on the date of such termination (collectively, the “Termination Benefits”).

Upon a termination of an Employment Agreement by us without Cause or by the applicable executive for Good Reason, in addition to the Termination Benefits, the executive is entitled to receive (a) severance in an amount equal to one year of annual base salary paid in twelve monthly installments, (b) a cash payment equal to the greater of (i) the applicable target bonus, or (ii) the average of the bonus for the previous three years, and (c) payments representing the grossed-up out-of-pocket cost of COBRA for the executive and his eligible beneficiaries who were enrolled in the applicable medical plan as of the date of termination for 24 months.

In addition, in the event of the termination of an Employment Agreement by us for Cause or by the applicable executive without Good Reason, the executive would have the right to exercise all vested and unexercised stock options then outstanding. In the event of a termination of an Employment Agreement due to (a) death or disability of the executive, (b) a termination by us without Cause, or (c) a termination by the executive for Good Reason, the executive would have the right to exercise all vested and unexercised stock options then outstanding and the vesting of any unvested stock options would accelerate.

If, during the period beginning six months prior to a Change of Control (as defined in the Employment Agreements), and ending two years following a Change of Control, we terminate an Employment Agreement without Cause, or an executive terminates employment for Good Reason, then, in addition to the Termination Benefits, the executive would be entitled to (a) severance in a lump sum payment equal to three times annual base salary, (b) the greater of (i) three times the applicable target bonus, or (ii) three times the average bonus for the previous three years, and (c) payments representing the grossed-up out-of-pocket cost of COBRA for the executive and his eligible beneficiaries who were enrolled in the applicable medical plan as of the date of termination for a period of 18 months.

The payment by us of severance-related payments in connection with a termination of an applicable Employment Agreement is conditioned upon the execution by the applicable executive of a general release in favor of the Company. The Employment Agreements also provide that, if employment terminates, the executive agrees to maintain the confidence of our confidential information in accordance with our policies.

Summary Compensation Table

The following table provides information regarding the compensation awarded to, earned by, and paid to each of our named executive officers for the years ended December 31, 2022 and December 31, 2021:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Bryan Freeman, Executive Chairman	2022	$776,000	$—	$2,769,818	$58,854	$3,604,672
	2021	$365,295	$1,250,000	$3,746,164	$29,065	$5,390,523
Gerard G. Law, Chief Executive Officer	2022	$776,000	$—	$2,769,818	$51,529	$3,597,347
	2021	$359,934	$1,250,000	$13,542,724	$36,137	$15,188,795
Akshay Jagdale, Chief Financial Officer	2022	$434,000	$—	$1,543,002	$41,136	$2,018,138
	2021	$271,288	$393,000	$4,798,498	$30,270	$5,493,056

(1)

The amounts represent RSUs granted reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, excluding the effects of estimated forfeitures. The vesting schedule for RSUs included in the above table are included in the table of “Outstanding Equity Awards at Fiscal Year End” below. The value of these awards was based on the closing price of our Class A common stock on the date of the grant. Each of Mr. Law’s and Mr. Jagdale’s amounts for 2021 include the incremental fair value attributable to the exchange of their profits interest units for shares of Class B common stock upon the completion of our initial public offering based on the offering price of $12.00 per share. This exchange resulted in the recognition of compensation expense of $9,796,560 for Mr. Law and $2,524,872 for Mr. Jagdale. For additional information, refer to Note 2, Summary of significant accounting policies and new accounting standards, under the section entitled “Profits Interest Units,” to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2021.

(2)

The amounts in this column reflect the value of (i) a car allowance for each of our named executive officers in the amount of $30,000, and (ii) the cost of health and welfare benefits reimbursed to Mr. Freeman in the amount of $28,854, Mr. Law in the amount of $21,529, and Mr. Jagdale in the amount of $11,136, pursuant to the terms of their respective employment offer letters.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information regarding outstanding equity awards for our named executive officers as of December 31, 2022:

Name	Grant Date	Stock Awards
		Number of Shares or Units That Have Not Vested (#)(1)	Market Value of Shares or Units That Have Not Vested ($)(2)
Bryan Freeman	11/19/2021	394,333	$2,614,428
	01/03/2022	442,463	$2,933,530
Gerard G. Law	11/19/2021	394,333	$2,614,428
	01/03/2022	442,463	$2,933,530
Akshay Jagdale	11/19/2021	239,329	$1,586,751
	01/03/2022	246,486	$1,634,202

(1)	Each of these RSUs vests in their entirety on the third anniversary of their grant date.
(2)	The market value of the RSUs was determined based on the closing price of our Class A common stock on December 31, 2022, which was $6.63 per share.

Director Compensation

The Board has approved our director compensation policy. Due to the relatively small size of the Board and our current stage of growth, we expect a high degree of director involvement in the strategic direction of our Company. Our director compensation policy is intended to provide a total compensation package that enables us to attract and retain experienced individuals with the qualifications necessary to achieve our strategic objectives while aligning the directors’ interests with those of our stockholders.

Pursuant to our director compensation policy, we provide non-employee directors a cash payment of $18,750 per quarterly meeting of the Board. No additional cash is paid for (i) service on board committees or as the chairperson of a committee, (ii) service as chairperson of the Board or as our lead independent director (or equivalent position), or (iii) attendance at any board of director or committee meetings.

In addition, each non-employee director who commenced service on the Board was eligible to receive an onboarding award consisting of RSUs with an aggregate grant date fair value of $175,000, which all of our non-employee directors received in connection with our initial public offering on November 9, 2021. On January 3, 2022, the compensation committee made an RSU grant valued at $545,071 (87,072 RSUs) to Mr. Nelson under the 2021 Plan, which vests in two equal installments, commencing on the first anniversary date of the grant and one year thereafter, conditioned upon his continued service to the Company. The compensation committee determined to make this grant because of Mr. Nelson’s additional responsibilities as chairperson of the audit committee. Our non-employee directors are also reimbursed for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

While the Board expects that our non-employee directors will typically be compensated consistent with the terms of our director compensation policy, the Board retains discretion to authorize modifications to the compensation paid to our non-employee directors based on factors such as individual experience level, expected contribution level, reputation and peer group compensation review.

Our directors who are also our employees (including employees of any of our subsidiaries) receive no additional compensation for their service as directors.

The below table provides information regarding compensation for the fiscal year ended December 31, 2022 of our non-employee directors who served during such period. For the compensation of our executive directors for the same period, see “—Executive Compensation—Summary Compensation Table.”

Name	Fees Paid or Earned in Cash ($)	Stock Awards ($)(1)	Total ($)
Deanna T. Brady(2)	75,000	—	75,000
George F. Chappelle, Jr.	75,000	—	75,000
Gilbert B. de Cardenas	75,000	—	75,000
Mark J. Nelson	75,000	545,071	620,071

(1)

This amount represents the grant date fair value of the RSU grant determined in accordance with ASC 718, without regard to estimates of forfeitures related to service-based vesting. The value of this award was based on the closing price of our Class A common stock on the date of the grant.

(2)	Ms. Brady stepped down on December 20, 2022. She received her full annual cash retainer for 2022 service.

The following table provides information regarding the number of equity-based awards held by the non-employee directors included in the table of above as of December 31, 2022:

Number of Outstanding RSUs
Deanna T. Brady	—
George F. Chapelle, Jr.	—
Gilbert B. de Cardenas	—
Mark J. Nelson	87,072

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as April 21, 2023, by: (i) each director, (ii) each of our named executive officers, (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of any class of our common stock, if any. Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o The Real Good Food Company, Inc., 3 Executive Campus Suite 155, Cherry Hill, NJ 08002.

We have determined beneficial ownership in accordance with the rules of the Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. The table is based upon information supplied by executive officers, directors and principal stockholders, including information set forth in ownership reports filed with the Commission.

The percentages below are based on a total of 25,865,632 shares of our common stock, consisting of 7,187,951 shares of our Class A common stock and 18,677,681 shares of our Class B common stock outstanding as of April 21, 2023.

	CLASS A COMMON STOCK (1)	CLASS A BENEFICIAL OWNERSHIP (1)	CLASS B COMMON STOCK (1)(2)	CLASS B BENEFICIAL OWNERSHIP	COMBINED VOTING POWER (3)
NAME OF BENEFICIAL OWNER	NUMBER	%	NUMBER	%	%
5% Stockholders
Josh Schreider (4)	—	—	3,456,022	18.5%	13.4%
Slingshot Consumer LLC (5)	—	—	3,956,022	21.2%	15.3%
PPZ, LLC (6)	—	—	3,956,022	21.2%	15.3%
AWM Investment Company, Inc. (7)	860,267	12.0%	—	—	3.3%
Divario Ventures, LLC (8)	—	—	999,082	5.3%	3.9%
Strand Equity Partners III, LLC (9)	226,225	3.1%	1,205,776	6.5%	5.5%
CPG Solutions, LLC (10)	—	*	1,268,690	6.8%	4.9%
Fidelity Investors (11)	1,048,581	14.6%	2,809,281	15.0%	14.9%
Driehaus Capital Management LLC(12)	722,830	10.1%	—	—	2.8%
Named Executive Officers and Directors
Bryan Freeman (13)	10,000	*	3,956,022	21.2%	15.3%
Gerard G. Law (14)	15,042	*	816,380	4.4%	3.2%
Akshay Jagdale (15)	27,233	*	210,406	1.1%	*
George F. Chappelle, Jr.	8,749	*	—	—	*
Gilbert B. de Cardenas (16)	17,725	*	—	—	*
Mark J. Nelson	36,466	*	—	—	*
All executive officers and directors as a group (six persons) (17)	115,215	1.6%	4,982,808	26.7%	19.7%

*	Represents beneficial ownership or voting power of less than 1%.
(1)

Subject to the terms of the Exchange Agreement, the members of our operating subsidiary, RGF, LLC, holding shares of our Class B common stock may exchange their Class B Units and cancel an equivalent amount of their shares of Class B common stock for newly issued shares of our Class A common stock or, at our option, redeem such Class B Units for cash. For additional information, refer to the section entitled “Certain Relationships and Related Transactions—Exchange Agreement.”

(2)	Represents Class B Units that are paired with an equal number of shares of Class B common stock.
(3)	Represents percentage of voting power of our Class A common stock and Class B common stock voting together as a single class.
(4)

As of January 18, 2023, based on information provided in a Schedule 13G/A (Amendment No. 1) filed February 14, 2023. Consists of 3,456,022 shares of our Class B common stock held by Mr. Schreider directly. The address of Josh Schreider is 15280 N. Brilliant Sky Pl, Marana, AZ 85658.

(5)

As of December 31, 2022, based on information provided in a Schedule 13G/A (Amendment No. 1) filed February 14, 2023. Consists of 3,956,022 shares of our Class B common stock beneficially owned by Slingshot Consumer LLC (“Slingshot”) and 10,000 shares of our Class A common stock beneficially owned by Mr. Freeman, our Executive Chairman, President, Secretary, and director. Mr. Freeman is the Managing Partner of Slingshot Consumer LLC, and possesses sole voting and dispositive power with respect to the shares held by Slingshot. The address of Slingshot is c/o Varner & Brandt LLP, 3750 University Avenue, 6th Floor, Riverside, CA 92501.

(6)

As of November 9, 2021, based on information provided in a Schedule 13G filed December 2, 2021. Consists of 3,956,022 shares of our Class B common stock. Rhea Lamia is the Manager of PPZ and possesses sole voting and dispositive power with respect to the shares held by PPZ. The address of PPZ is PO Box 905, Laramie, WY 82073.

(7)

As of January 31, 2023, based on information provided in a Schedule 13G/A (Amendment No. 3) filed February 10, 2023. Consists of 860,267 shares of our Class A common stock. AWM Investment Company, Inc. (“AWM”) is the investment adviser to Special Situations Fund III QP, L.P. (“SSFQP”) and Special Situations Cayman Fund, L.P. (“Cay,” and together with SSFQP, the “Funds”). As the investment adviser to the Funds, AWM holds sole voting and investment power over 649,500 shares of our Class A common stock (the “AWM Shares”) held by SSFQP and 210,767 Shares held by Cay. David M. Greenhouse and Adam C. Stettner are members of the general partners of the Funds and are the controlling principals of AWM. AWM disclaims beneficial ownership of the AWM Shares, except to the extent of its pecuniary interest therein. The address of AWM is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

(8)

Consists of 999,082 shares of our Class B common stock. Safeway, Inc. is the sole Member and Manager of Divario and possesses sole voting and dispositive power with respect to the shares held by Divario. The address of Divario is 11555 Dublin Canyon, Pleasanton, CA 94588.

(9)

Based on information provided in a Schedule 13G filed June 21, 2022 and Forms 4 filed February 16, 2023 and February 22, 2023. Consists of 226,225 shares of our Class A common stock and 1,205,776 shares of our Class B common stock. Kevin Chen is the Manager of Strand Equity Partners III, LLC and possesses sole voting and dispositive power with respect to the shares held by Strand Equity Partners III, LLC. The address of Strand Equity Partners III, LLC is 1888 Century Park West, Suite 1440, Los Angeles, CA 90067.

(10)

As of December 31, 2022, based on information provided in a Schedule 13G/A (Amendment No. 1) filed February 14, 2023. Consists of 1,255,668 shares of our Class B common stock and 13,022 shares of our Class A common stock. Andrew J. Stiffelman, our Chief Marketing Officer, and Patrick Dyer are the Managers of CPG Solutions LLC (“CPG”) and possess sole voting and dispositive power with respect to all of the shares held by CPG. The address of CPG is 6400 Bluff Creek Lane, Lohman, MO 65053.

(11)

As of December 30, 2022, based on information provided in a Schedule 13G/A (Amendment No. 1) filed February 9, 2023 as well as the Company’s records. Consists of: 1,048,581 shares of our Class A common stock and 2,809,281 shares of our Class B common stock held by various Fidelity investment funds (the “Fidelity Investors”). These accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a director, the chairman and the chief executive officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(12)

As of December 31, 2023, based on information provided in a Schedule 13G/A (Amendment No. 1) filed February 10, 2023. Consists of 722,830 shares of our Class A common stock beneficially owned by Driehaus Capital Management LLC (“DCM”). DCM has shared dispositive power with respect to all of these shares and may have shared voting power with respect to all of these shares. These shares are held by DCM for numerous clients on a fully discretionary basis. The address of DCM is 25 East Erie Street, Chicago, IL 60611.

(13)

Consists of shares of our Class A common stock held by Mr. Freeman directly and 3,956,022 shares of our Class B common stock held by Slingshot. Mr. Freeman is the Managing Partner of Slingshot and possesses sole voting and dispositive power with respect to the shares held by Slingshot.

(14)	As of February 14, 2023, based on information provided in a Schedule 13G/A (Amendment No. 1) filed February 14, 2023. Consists of shares held by Mr. Law directly.
(15)	Consists of shares held by Mr. Jagdale directly.
(16)	Consists of shares of our Class A common stock held by Mr. de Cardenas directly.
(17)	Includes all of our named executive officers (who are all currently executive officers), all of our current directors and our remaining current executive officer, Mr. Stiffelman.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans (namely, the 2021 Plan and 2021 Employee Stock Purchase Plan (“ESPP”)) as of December 31, 2022:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)(3)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	—	N/A	400,000	(2)
Equity compensation plans not approved by security holders(1)	2,384,896	N/A	1,343,086

(1)

The number of shares of Class A common stock reserved for issuance pursuant to the 2021 Plan and ESPP is subject to increase pursuant to the evergreen provisions contained therein. For the 2021 Plan, the number of shares reserved for issuance may increase automatically on January 1 of each calendar year beginning in 2022 by the lesser of (i) 2% of the number of outstanding shares of our Class A common stock as of December 31 of the preceding calendar year, or (ii) such lesser number of shares of our Class A common stock determined by the Board. During 2022, pursuant to this provision, the amount of shares available for granting increased by 123,397. There were no increases in shares available for the 2021 Plan during 2023 related to this provision. For the ESPP, the number of shares reserved for issuance may increase automatically on January 1 of each calendar year beginning in 2022 and continuing through 2031 by the lesser of (i) 1% of the number of outstanding shares of our Class A common stock as of December 31 of the preceding calendar year, or (ii) such lesser number of shares of our Class A common stock determined by the Board (provided, however, that the aggregate number of shares of our Class A common stock issued over the term of the ESPP will not exceed 1,000,000 shares of our Class A common stock). There were no additional shares reserved under the ESPP pursuant to this provision in 2023.

(2)	Pertains to shares available for the ESPP only.
(3)	The Company has issued restricted stock units only. No stock options, warrants or rights have been issued pursuant to the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

In addition to the compensation arrangements with our directors and executive officers, the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds $120,000; and

•

any of our directors, executive officers, or holders of more than 5% of any class of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

PPZ Notes

In February 2017, RGF, LLC entered into a series of loan arrangements (collectively, the “PPZ Loan”) with PPZ, LLC a member of RGF, LLC that holds more than 5% of RGF, LLC’s outstanding membership interests. The PPZ Loan was initially entered into on February 21, 2017, pursuant to which RGF, LLC issued to PPZ, LLC a promissory note in the principal amount of $40.0 thousand (the “Initial PPZ Note”). Subsequently, RGF, LLC increased its borrowing under the PPZ Loan on June 1, 2017 and October 25, 2018 by $0.4 million and $0.5 million, respectively, and issued promissory notes to PPZ secured by all of RGF, LLC’s assets (together, the “Subsequent PPZ Notes” and, collectively with the Initial PPZ Note, the “PPZ Notes”). The Initial PPZ Note bore interest at a rate of 8% per annum, and each of the Subsequent PPZ Notes bore interest at a rate of 9% per annum. As of December 31, 2020, the outstanding principal related to our borrowings under the PPZ Notes totaled $1.2 million. Our interest expense related to the PPZ Notes amounted to $107.0 thousand and $93.2 thousand for the years ended December 31, 2020 and 2021, respectively. Each of the PPZ Notes matured on December 31, 2021. There was no remaining balance remaining on the PPZ Notes as of December 31, 2021.

Product Placement Agreement

In February 2018, RGF, LLC entered into a product placement agreement (“PPA”) and related membership interest purchase agreement with Divario Ventures, LLC (“Divario”), a subsidiary of Albertsons Companies and a member of RGF, LLC that holds more than 5% of RGF, LLC’s outstanding membership interests. Pursuant to the agreements, RGF, LLC agreed to issue its common units to Divario in exchange for the achievement and maintenance of specified distribution thresholds in retail locations operated by Albertsons Companies through October 31, 2020. Additionally, Divario was entitled to additional common units as incentive awards upon its achievement of specified annual sales targets with Albertsons Companies through October 31, 2021. A total of 5,240 common units of RGF, LLC were authorized and issued in connection with the PPA. In connection with our initial public offering in November 2021, all 5,240 units issued to Divario were converted into 999,082 shares of our Class B common stock. As of December 31, 2021, no obligations remained under the PPA.

Exchange Agreement

In connection with our initial public offering in November 2021, we entered into an exchange agreement (the “Exchange Agreement”) with the members of RGF, LLC (collectively, the “Members”), some of whom are directors, officers, or holders of more than 5% of our outstanding capital stock, pursuant to which the holders of RGF, LLC’s Class B Units (the “Class B Units”) and certain permitted transferees may, subject to the terms of the Exchange Agreement, exchange such Class B Units for shares of our Class A common stock on a one-for-one basis or, at our option, redeem such Class B Units for cash. The Exchange Agreement also provides that, in connection with any such exchange or redemption, such Class B Units being so exchanged or redeemed would deliver to us an equivalent number of shares of Class B common stock, which would be canceled, and additional Class A Units, equivalent to the amount of Class B Units so exchanged or redeemed, will be issued to us, and, thus, our interest in RGF, LLC will be proportionally increased.

Pursuant to the terms of the Exchange Agreement, and in connection with an election by one or more Members to exchange Class B Units into shares of our Class A common stock, we will also have the option, in lieu of issuing Class A common stock, to instead make a cash payment to such Member to redeem such Class B Units equal to a volume weighted average market price of one share of Class A common stock for each Class B Unit the Member has elected to exchange (subject to customary adjustments, including for stock splits, stock dividends, and reclassifications) in accordance with the terms of RGF, LLC’s Operating Agreement. Any decision to make a cash payment to a Member would not affect such Member’s continuing obligation to deliver, and the subsequent cancelation of, the equivalent amount of such Member’s shares of Class B common stock. Any decision by us to make a cash payment to redeem Class B Units will be made by our independent directors (within the meaning of Nasdaq listing standards) who are disinterested. Although the actual timing and amount of any payments that we make to Members pursuant to the Exchange Agreement will vary, we expect those payments will be substantial.

Tax Receivable Agreement

We expect to obtain a step-up in the tax basis of our share of RGF, LLC’s assets when a Member receives cash or shares of our Class A common stock in connection with a redemption or exchange of such Member’s Class B Units for cash or Class A common stock (such basis increase, the “Basis Adjustments”). We intend to treat such acquisition of Class B Units as our direct purchase of Class B Units from a Member for U.S. federal income and other applicable tax purposes, regardless of whether such Class B Units are surrendered by a Member to RGF, LLC for redemption or sold to us upon the exercise of our election to acquire such Class B Units directly. Basis Adjustments may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. Basis Adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the transactions described above, we entered into a tax receivable agreement in November 2021 (the “Tax Receivable Agreement”) with RGF, LLC and the Members, other than the Fidelity Investors, some of whom are officers, or holders of more than 5% of our outstanding capital stock. The Tax Receivable Agreement provides for the payment by us to such persons of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the transactions described above, including increases in the tax basis of the assets of RGF, LLC arising from such transactions, and tax basis increases attributable to payments made under the Tax Receivable Agreement and deductions attributable to imputed interest and other payments of interest pursuant to the Tax Receivable Agreement. RGF, LLC will have in effect an election under Section 754 of the Code, effective for each taxable year in which an exchange of Class B Units for shares of our Class A common stock or cash occurs. These Tax Receivable Agreement payments are not conditioned upon any continued ownership interest in RGF, LLC or us by any Member. The rights of each Member under the Tax Receivable Agreement are assignable to permitted transferees of its Class B Units (other than us as transferee pursuant to subsequent redemptions (or exchanges) of the transferred Class B Units). We expect to benefit from the remaining 15% of tax benefits, if any, that we may actually realize.

The actual Basis Adjustments, as well as any amounts paid to the Members under the Tax Receivable Agreement, will vary depending on a number of factors, including:

•

the timing of any subsequent redemptions or exchanges—for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of RGF, LLC at the time of each exchange;

•

the price of shares of our Class A common stock at the time of the redemptions or exchanges—the Basis Adjustments, as well as any related increase in any tax deductions, is directly related to the price of shares of our Class A common stock at the time of each redemption or exchange;

•	the extent to which such redemptions or exchanges are taxable—if a redemption or exchange is not taxable for any reason, increased tax deductions will not be available; and

•

the amount and timing of our income—the Tax Receivable Agreement generally will require us to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the Tax Receivable Agreement. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been actually realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year will likely generate tax attributes that may be utilized to generate tax benefits in previous or future taxable years. The utilization of any such tax attributes will result in payments under the Tax Receivable Agreement.

For purposes of the Tax Receivable Agreement, cash savings in income and franchise tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no Basis Adjustments and had the Tax Receivable Agreement not been entered into. The Tax Receivable Agreement will generally apply to each of our taxable years, beginning with the first taxable year ended following the consummation of our initial public offering. There is no maximum term for the Tax Receivable Agreement, and it may be terminated by us pursuant to an early termination procedure that requires us to pay the Members an agreed upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated based on certain assumptions, including regarding tax rates and utilization of the Basis Adjustments).

The payment obligations under the Tax Receivable Agreement are our obligations and not the obligations of RGF, LLC. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we may be required to make to the Members could be substantial. Any payments made by us to Members under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to RGF, LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for three months past the due date of payment will result in a default. The unpaid amounts following a default generally will be deferred and will accrue interest until paid by us at a rate equal to SOFR (or 0.25%, if greater), plus 500 basis points.

Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations, or other changes of control, may influence the timing and amount of payments that are received by a Member under the Tax Receivable Agreement. For example, the earlier disposition of assets following a transaction that results in a Basis Adjustment will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments.

The Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, or (iii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement would accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result, (i) we could be required to make cash payments to the Members that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement, and (ii) if we elect to terminate the Tax Receivable Agreement early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine. If any such position is subject to a challenge by a taxing authority the outcome of which would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Member that directly or indirectly owns at least 10% of the outstanding Class B Units. We will not be reimbursed for any cash payments previously made to any Member pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and ultimately disallowed. Instead, in such circumstances, any excess cash payments made by us to a Member will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to the Members for a number of years following the initial time of such payment and, if our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Payments will generally be due under the Tax Receivable Agreement within a specified period of time following the filing of our return for the taxable year with respect to which the payment obligations arises, although interest on such payments will begin to accrue at a rate equal to SOFR (or 0.25%, if greater), plus 100 basis points, from the due date (without extensions) of such tax return. Any payments due under the Tax Receivable Agreement for greater than three months following the due date (without extensions) for filing our return for such taxable year will continue to accrue interest at a rate equal to SOFR (or 0.25%, if greater), plus 500 basis points, until such payments are made.

Registration Rights Agreement

We entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of the Members in connection with our initial public offering. Among the Members who are party to the Registration Rights Agreement are Bryan Freeman, our Executive Chairman, President, Secretary, and Chairperson of the Board; Gerard G. Law, our Chief Executive Officer and a director; Akshay Jagdale, our Chief Financial Officer; Andrew J. Stiffelman, our Chief Marketing Officer; as well as certain other stockholders who beneficially own shares of Class B common stock. The Registration Rights Agreement provides these Members with the right, no more than twice in any period of 12 months, whether or not such requests are revoked or withdrawn, to require us to register under the Securities Act shares of Class A common stock issuable to them upon redemption or exchange of their Class B Units, subject to certain requirements and limitations set forth therein. Such Members are permitted to demand registration of their shares pursuant to Form S-3, or any similar short-form registration statement, if and when we are eligible to utilize such registration statement. Any decision to be made or approval to be granted under the Registration Rights Agreement by the Members shall be made by the Members holding a majority of all “Investor Registrable Securities” (as defined in the Registration Rights Agreement) then outstanding. In addition, for so long as a “shelf registration statement” remains in effect, but no more than twice in any period of 12 months, whether or not such requests are revoked or withdrawn, the Members will have the right to elect to sell their Investor Registrable Securities pursuant to that registration statement, subject to certain limitations set forth in the Registration Rights Agreement. Finally, the Registration Rights Agreement provides for customary piggyback registration rights for the Members party thereto, allowing the Members to include their shares in such registration, subject to certain limitations set forth in the Registration Rights Agreement.

Director and Executive Officer Indemnification and Insurance

Our Certificate of Incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the Delaware General Corporation Law (“DGCL”). Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or

•	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.

Further, we entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements will also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions that are included in our Certificate of Incorporation, Bylaws, and indemnification agreements that we enter into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees, or other agents or is or was serving at our request as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law. Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of the Board.

Other Transactions

CPG Profit Participation Agreement

On April 1, 2017, RGF, LLC granted profits interest units to CPG Solutions LLC (“CPG”) in exchange for sales and marketing services that CPG provides to us pursuant to a profit participation agreement, under which CPG shares in RGF, LLC’s net profits and receives a settlement payment at the time of a liquidity event, specifically a sale of our Company. In connection with the profits interest unit award, CPG became a Member of RGF, LLC and holder of more than 5% of RGF, LLC’s outstanding units. All such profits interest units were exchanged for shares of our Class B common stock and Class B Units in connection with our initial public offering and CPG currently holds more than 5% of our outstanding shares of Class B common stock.

Consulting Relationship with Family Member of Executive Officer

During 2022, Mr. Jagdale’s spouse provided certain finance related consulting services to the Company. Expenses related to these services recognized during the year totaled to approximately $133,000, and amounts paid for these serves totaled to approximately $128,000.

Director Independence

The Board undertook a review of its composition, the composition of its committees, and the independence of our directors, and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, the Board determined that each of Messrs. Chappelle, de Cardenas, and Nelson (and, while she served until her resignation in 2022, Ms. Brady) do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under the applicable Nasdaq listing standards. Messrs. Freeman and Law are not independent under Nasdaq’s listing standards since they are each currently executive officers.

Our compensation committee consists of Messrs. Chappelle and de Cardenas, each of whom meets the requirements for independence under the applicable Nasdaq listing standards and Commission rules. Our nominating and corporate governance committee consists of Messrs. de Cardenas and Chappelle, each of whom meets the requirements for independence under the applicable Nasdaq listing standards. For information on our audit committee and the independence of its members, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

In making these determinations, the Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in this section.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Auditor Fees and Services

The following table summarizes the aggregate fees for professional audit services and other services rendered by Grant Thornton LLP for the years ended December 31, 2022 and 2021:

Category of Fees	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees(1)	$528,280	$818,250
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total:	$528,280	$818,250

(1)

Audit Fees consist of fees for professional services rendered for the audits of our annual financial statements and reviews of our interim quarterly reports, and services provided in connection with Commission filings, including consents and comfort letters. For the fiscal year ended December 31, 2021, this category also included fees for services provided in connection with our initial public offering.

Audit Committee Pre-Approval Policy

Our audit committee must pre-approve all audit and permissible non-audit services to be provided by our independent registered public accounting firm. As part of this review, our audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the Commission and the Public Company Accounting Oversight Board (“PCAOB”). Our audit committee has pre-approved all services performed since the pre-approval policy was adopted.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included as part of this Report:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

THE REAL GOOD FOOD COMPANY, INC.

April 28, 2023	By:	/s/ Gerard G. Law
	Name:	Gerard G. Law
	Title:	Chief Executive Officer and Director

April 28, 2023	By:	/s/ Akshay Jagdale
	Name:	Akshay Jagdale
	Title:	Chief Financial Officer