Form 10-Q
period 2023-03-31
Real Good Food Company, Inc.
filed 2023-05-15
CIK 1871149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Registrant’s telephone number, including area code: (856)
644-5624

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock , $0.0001 par value per share	RGF	Nasdaq Global Market
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2023, there were 7,192,951 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 18,677,681 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

THE REAL GOOD FOOD COMPANY, INC.

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$550	$5,279
Accounts receivable, net	19,906	20,316
Inventories	45,360	39,479
Other current assets	1,278	1,026

Total current assets	67,094	66,100
Property and equipment, net	37,590	38,497
Operating lease right-of-use assets	10,522	10,881
Deferred loan cost	887	970
Goodwill	12,486	12,486
Restricted Cash	2,326	2,318
Other noncurrent assets	187	187

Total assets	$131,092	$131,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,906	$23,424
Operating lease liabilities	1,504	1,455
Finance lease liabilities	3,229	3,310
Business acquisition liabilities, current portion	—	946
Accrued and other current liabilities	2,472	3,719
Current portion of long-term debt	479	370

Total current liabilities	30,590	33,224

Revolving line of credit/capex line	59,768	59,481
Long-term operating lease liabilities	9,632	10,030
Long-term finance lease liabilities	23,269	24,099
Term loan	20,000	10,000
Equipment loan	7,645	—
Long-term Business acquisition liabilities	—	2,405
Other long term liabilities	191	302

Total Liabilities	151,095	139,541
Commitments and contingencies (Note 11)
Stockholders’ Deficit/Equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value—100,000,000 shares authorized; 7,187,951 and 6,424,840 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value—25,000,000 shares authorized; and 18,677,681 and 19,377,681 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	58,049	56,273
Accumulated deficit	(24,819)	(21,126)

Total stockholders’ equity attributable to The Real Good Food Company, Inc.	33,233	35,150
Non-controlling interest	(53,236)	(43,252)

Total stockholders’ deficit	(20,003)	(8,102)

Total liabilities and stockholders’ equity	$131,092	$131,439

See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Net sales	$29,798	$37,576
Cost of sales	24,810	33,329

Gross profit	4,988	4,247

Operating expenses:
Selling and distribution	5,424	5,327
Marketing	1,634	1,786
Administrative	8,673	5,801

Total operating expenses	15,731	12,914

Loss from operations	(10,743)	(8,667)
Interest expense	3,282	890
Other income	(348)	—

Loss before income taxes	(13,677)	(9,557)
Income tax expense	—	—

Net Loss	$(13,677)	$(9,557)
Less: net loss attributable to non-controlling interest	(9,984)	(7,263)

Net loss attributable to The Real Good Food Company, Inc.	$(3,693)	$(2,294)

Net loss per common share (basic and diluted)	$(0.53)	$(0.37)
Weighted-average common shares outstanding (basic and diluted)	6,992,101	6,169,885
See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Stockholders’ Equity/Deficit
(In thousands except for share data)

	Class A Common Stock		Class B Common Stock		Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	6,169,885	$1	19,577,681	$2	$49,693	$(10,143)	$(8,568)	$30,985
Net loss	—	—	—	—	—	(2,294)	(7,240)	(9,534)
Equity-based compensation	—	—	—	—	1,699	—	—	1,699

Balance, March 31, 2022	6,169,885	$1	19,577,681	$2	$51,392	$(12,437)	$(15,808)	$23,150

	Class A Common Stock		Class B Common Stock		Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	6,424,840	$1	19,377,681	$2	$56,273	$(21,126)	$(43,252)	$(8,102)
Net loss	—	—	—	—	—	(3,693)	(9,984)	(13,677)
Conversion of Class B units	700,000	—	(700,000)	—	—	—	—	—
Equity-based compensation 1	63,111	—		—	1,776	—	—	1,776

Balance, March 31, 2023	7,187,951	$1	18,677,681	$2	$58,049	$(24,819)	$(53,236)	$(20,003)

See accompanying notes to the Consolidated Financial Statements

1	Net of $0.2 million for shares surrendered and cancelled in connection with income taxes related to equity compensation.

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,677)	$(9,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,591	400
Amortization of loan costs	83	50
Non-Cash interest and debt fees	1,940	297
Equity Compensation expense	1,943	1,699
Changes in operating assets and liabilities:
Accounts receivable	410	2,053
Inventories	(5,881)	(3,887)
Other assets	(264)	1,794
Accounts payable, accrued expenses and lease liabilities	(2,088)	962

Net cash used in operating activities	(15,943)	(6,189)

Cash flows from investing activities:
Purchase of property and equipment	(537)	(3,647)

Net cash used in investing activities	(537)	(3,647)

Cash flows from financing activities:
Proceeds from line of credit borrowings	23,000	1,850
Payments on line of credit borrowings	(10,210)	—
Payments on acquisition related Contingent consideration	—	(7,125)
Payments on acquisition related term loan	(99)	(202)
Payments on finance lease liabilities	(932)	(59)

Net cash provided by (used in) financing activities	11,759	(5,536)

Net decrease in cash and restricted cash	$(4,721)	$(15,372)
Beginning cash and restricted cash	7,597	29,745

Ending cash and restricted cash	$2,876	$14,373

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,631	$640
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in lease line of credit	$—	$7,384
Purchase of property and equipment in AP and accrued liabilities	$343	$2,048
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
On November 9, 2021, the Company completed an IPO of 5,333,333 shares of The Real Good Food Company, Inc.’s Class A common stock at an offering price at $12.00 per share. The Company received approximately $59.5 million of proceeds, net of underwriting discounts and commissions and before offering expenses of $3.9 million. In connection with the IPO, the Company completed a reorganization (the Reorganization”) among The Real Good Food Company, Inc., RGF, and the members of RGF immediately prior to the IPO (the “Members”). As part of the Reorganization, the Members became holders of Class B units of RGF and were issued shares of Class B common stock of The Real Good Food Company, Inc., which convey voting rights in The Real Good Food Company, Inc. on a one-to-one basis
with the number of Class B units they held in RGF. As a result of the Reorganization and IPO, the Members collectively controlled approximately 76% of the direct and indirect voting interest in the Company following the IPO, which decrease
d
to 73% as of March 31, 2023.
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
Description of Business
The Company is a frozen food company that develops, markets, and manufactures foods that are designed to be high in protein, low in sugar, and gluten- and grain-free. The Company produces breakfast sandwiches, entrées, and other products, which are primarily sold in the U.S. frozen food category, excluding frozen and refrigerated meat. The Company’s customers include retailers, which primarily sell its products through natural and conventional grocery, drug, club, and mass merchandise stores throughout the United States. The Company also sells its products through its
e-commerce channel,
which
includes direct-to-consumer sales
through its website, as well as sales through its retail customers’ online platforms.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS
Basis of Presentation
The unaudited consolidated financial information for the three months ended March 31, 2023 and 2022, is presented on the same basis as the financial statements included in the Company’s Annual Report on
Form 10-K
for the fiscal year ended December 31, 2022 (the “Annual Report”), filed with the Securities and Exchange Commission on March 31, 2023. In the opinion of management, these financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods, and the adjustments are of a normal and recurring nature. The financial results for any interim period are not necessarily indicative of the results for the full year. The consolidated balance sheet information as of December 31, 2022, was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.

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
Segment Reporting and Geographical Information
For the three months ended March 31, 2023 and 2022, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company does not have reportable segments. Additionally, all of the Company’s assets are maintained in the United States.
Liquidity
The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2023, the Company had an accumulated deficit of $24.8 million and a working capital surplus of $37.0 million. For the three months ended March 31, 2023, the Company had a net loss of $3.7 million
 (after taking into effect the loss of $10.0 related to the non-controlling interest)
and negative cash flows from operations of $15.9 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses into the following quarter. In addition, the Company has had and expects to have negative cash flows from operations, at least into the second quarter of 2023. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand and borrowing availability under its debt facility.
The Company’s management believes it has the ability to continue as a going concern as a result of the cash on hand and the Company’s borrowing capacity under its debt facility. In addition, management believes the Company will achieve a level of sales and gross margin adequate to support the Company’s cost structure. As a result of the above, and cash on hand as of March 31, 2023, the Company believes it has sufficient cash to fund operations for foreseeable future.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity period of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions. There were no cash equivalents as of March 31, 2023, and December 31, 2022.
Restricted Cash
The Company considers cash which is not freely available for immediate use, and that is held for a specific purpose, to be restricted cash. If the terms dictating the restriction require the restricted cash to be considered as such beyond twelve months, the Company classifies that restricted cash as a noncurrent asset due to its inability to provide liquidity within one year. As of March 31, 2023, the Company had approximately $2.3 million of restricted cash, all of which was classified as noncurrent. The entirety of the $2.3 million of restricted cash relates to a letter of credit opened in connection with the Company’s new manufacturing facility in Bolingbrook, IL. Amounts will be released for the Company’s use proportionately over a three-year period beginning in 2024.

The below table reconciles cash and restricted cash to amounts shown in the Consolidated Statements of Cash Flows:

	MARCH 31,	MARCH 31,
(In thousands)	2023	2022
Cash	$550	$12,063
Restricted cash	2,326	2,310

Total cash reported in statements of cash flows	$2,876	$14,373

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for estimated variable consideration and amounts payable to customers for slotting, which are fees assessed by customers for the cost of accepting new products into their store. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and if it deems necessary, maintains an allowance for credit losses resulting from the non-collection of
customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, trends specific to the customer, and current and expected general economic conditions that may affect a customer’s ability to pay. Customer balances are written off after all collection efforts are exhausted. The amounts recorded for reserves for credit losses for the three months ended March 31, 2023 and 2022 were de minimis.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company records sales and other reductions in inventory through cost of sales using the first-in,
first-out method.
The cost of finished goods inventories includes ingredients, direct labor, freight-in for
ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company writes down its inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of inventories and estimated net realizable value. These estimates are based on management’s judgment about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. The Company did not have a write-down of inventory during the three months ended March 31, 2023 and 2022.
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
Leases
The Company’s leases consist of corporate office space, warehouse, and equipment. The Company determines whether a contract is or contains a lease at the time of the contract’s inception based on the presence of identified assets and the Company’s right to obtain substantially all the economic benefit from or to direct the use of such assets. When the Company determines a lease exists, it records a right-of-use (“ROU”)
asset and corresponding lease liability on its balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the present value of the remaining future lease payments the Company is obligated for under the terms of the lease, plus any initial direct costs. Lease liabilities are recognized concurrent with the recognition of the ROU asset and represent the present value of lease payments to be made under the lease. Additionally, these ROU assets and liabilities are adjusted for any prepayments and/or lease incentives received. As the discount rate implicit in the lease is not readily

determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Certain of the Company’s lease terms include options to extend the lease up to five years. The probability of renewal with regards to these leases was deemed to be remote and as such these renewal options are not reflected in the Company’s ROU assets and lease liabilities. The Company will reflect renewal options in its calculation of ROU assets and liabilities, with regards to future lease agreements, when it is reasonably certain that the Company will exercise that option.
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
Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs. Variable payments are determined based on a percentage allocation determined by the landlord and are immaterial for the three months ended March 31, 2023 and 2022.
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
The carrying value of the Company’s short-term financial instruments, such as cash, accounts receivable, notes payable, and accounts payable, approximate fair value due to the immediate or short-term maturity of these instruments. The interest rate on the Company’s secured credit facility and certain other debt has a variable component, which is reflective of the market for such instruments at any given date, and as such the carrying value this debt value approximates its fair value.
Revenue Recognition
The Company’s revenue is principally derived from selling goods to retailers. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised goods have been transferred to the customer. Generally, control transfers to the customer when the product is delivered to the customer, and on occasion upon being shipped to the customer, depending upon applicable shipping terms. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation. Although some payment terms may be more extended, generally the majority of the Company’s payment terms range from payment due immediately upon invoice to up to 90 days. Accordingly, there are no significant financing components to consider when determining the transaction price.
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
The Company applies the practical expedient that allows it to exclude disclosure of performance obligations that are part of a contract that has an expected duration of one year or less. The Company’s contracts are all short term in nature, therefore there are no unsatisfied performance obligations requiring disclosure as of March 31, 2023.

Contract Assets
The Company has elected the practical expedient which allows costs incurred in connection with obtaining a contract to be expensed as incurred for those contracts with a duration of one year or less. For those contracts which have a duration of greater than one year, the Company capitalizes those costs and amortized them over the duration of the agreement. As of March 31, 2023 and December 31, 2022, there were no contract assets recognized.
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Cost of sales reflects cost incurred for inbound freight on ingredients to be used in production. Internal freight costs included in selling and distribution expenses consist primarily of those costs associated with moving products from production facilities through the Company’s distribution network. Total internal freight costs recorded within selling and distribution expenses were $1.6 million and $1.0 million during the three months ended March 31, 2023 and 2022, respectively.
Shipping and handling costs associated with outbound freight are included within selling and distribution expenses and are accounted for as a fulfillment cost as incurred. Total of these costs recorded within selling and distribution expenses were $3.0 million and $4.3 million during the three months ended March 31, 2023 and 2022, respectively.
Marketing Expenses
Marketing costs are expensed as incurred. The Company incurred $1.6 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively. Marketing costs are recorded in Operating expenses in the Company’s consolidated statements of operations.
Research and Development Expenses
Research and development expenses are recorded in administrative expense in the statements of operations as incurred. During the three months ended March 31, 2023 and 2022, the Company incurred $3.1 million and $0.2 million of research and development expenses, respectively.
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
The Company’s goodwill is accounted for in a single reporting unit representing the company as a whole. As part of its annual impairment testing of goodwill, the Company may elect to assess qualitative factors as a basis for determining whether it is necessary to perform the traditional quantitative impairment testing. If the Company’s assessment of these qualitative factors (“Step zero”) indicates that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then no further testing is required. Otherwise, the goodwill related to the reporting unit
must be quantitatively tested for impairment (“Step one”).
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
The Up-C structure
allows the members of the operating company, in this instance the Members of RGF, to continue to realize tax benefits in a similar fashion as was realized prior to the IPO, proportionate to their Membership interest, and the Company will be subject to both Federal and State taxes on the portion of earnings applicable to its controlling interest in RGF of 27%.
Given the foregoing, the Company is subject to income tax on operating results limited to its controlling interest in RGF of 27%. The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.
The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of deferred tax assets by assessing the likelihood that deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, historical results are considered along with certain assumptions related to future earnings. As of March 31, 2023, the Company applied a full valuation allowance against all recognized deferred tax assets, resulting in a zero balance on the consolidated balance sheets. If it is later determined that in the future that it is more likely than not that certain deferred tax assets may be fully utilized, the valuation allowance applicable to that particular deferred tax asset would be reversed and recognized through earnings in the period the determination was made. Any reversal of a valuation allowance would result in the reduction of the Company’s provision for income taxes in the period of reversal.
During the three months ended March 31, 2023 and 2022, amounts provided for state income taxes were de minimis.
Loss per Share
Loss per share is computed by dividing the Company’s net loss, after deducting any dividends, by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Equity interests in the Company consist of Class A common stock and Class B common stock. As shares of Class B common stock do not share in the earnings or losses of the Company they are not considered participating securities. As such, a separate presentation of basic and diluted net loss per share for each of Class B common stock under the two-class method
has not been presented. See Note 9, Loss Per Share.
NEW ACCOUNTING STANDARDS
During September 2022 the FASB issued ASU

No. 2022-04,

Liabilities—Supplier Financed Programs (Subtopic

405-50).

The amendments in this Update require entities which are party to supplier finance programs to disclose qualitative and quantitative information about its programs, that delineate the key terms and obligations under of the programs. The Company adopted the provisions of this guidance on January 1, 2023. The adoption of this guidance had no impact to the Company’s consolidated financial statements.
During March 2022 the FASB issued ASU
No. 2022-02, Financial
Instruments—Credit Losses (Topic 326). This ASU is updates certain guidance as set forth is ASU
No. 2016-03, to
provide additional guidance on the treatment of credit losses, with regards to troubled debt restructuring and gross write-offs related to financing receivables and net investments in leases. The amendments in this update eliminate the previous troubled debt restructuring guidance and instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, with the intent to enhance existing disclosure requirements as well as introduce new requirements related to certain modifications for borrowers experiencing financial difficulty. The ASU requires that the provisions are to be applied prospectively. The Company adopted the provisions of this guidance on January 1, 2023. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
During October 2021 the FASB issued
ASU No. 2021-08, Business
Combinations (Topic 805), which provides guidance for the accounting of revenue contracts acquired in a business combination. The provisions of this ASU are intended to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. Further, the provisions provide additional recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted the provisions of this guidance on January 1, 2023, which had no impact to its consolidated financial statements.
NOTE 3. REVENUE RECOGNITION
Disaggregation of Net Sales
The following table presents a disaggregation of the Company’s net sales by revenue source. The Company believes that these revenue streams most appropriately depict the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with its customers.

	Three Months Ended March 31,
	2023	2022

	(in ‘000s)
Entrees	$27,327	$33,245
Breakfast	2,299	2,907
Pizza and Snacks	172	1,424

Total Net Sales	$29,798	$37,576

Revenue Recognition, Sales Incentives, and Accounts Receivable
Revenue is recognized when the performance obligation is satisfied, as evidenced by the transfer of control of the promised good to the customer. This transfer generally occurs upon the customers’ receipt of the goods, or upon shipment, depending upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at that point in time. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances. The Company offers sales promotions through various regional and national programs to its customers. These programs include in-store discounts
as well as product coupons offered direct to consumers which may be redeemed at the point of sale. Customary allowances for early invoice payment and shrinkage are also applied by customers. The costs associated with these programs are accounted for as variable consideration as defined under ASC 606 and are reductions to the transaction price. Depending on the specific type of sales incentive and other promotional program, the expected value method is used to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of performance of the trade promotion or other programs. Any uncertainties in the ultimate resolution of variable consideration due to factors outside the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. Additionally, the Company also offers compensation to customers for access to shelf space in stores; associated payments are recognized as reductions to the transaction price received from the customer on sale of associated products.
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
The Company applies the practical expedient that allows for companies to exclude disclosing performance obligations that are unsatisfied as of the period end, that are expected to be satisfied in a duration of one year or less of that date. Given that the Company’s contracts are generally short term in nature, there are no unsatisfied performance obligations requiring disclosure at March 31, 2023.

Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are obligations to transfer goods or services to a customer for which the Company has received consideration, or for which an amount of consideration is due from the customer. The Company continually evaluates whether its contractual arrangements with customers result in the recognition of contract assets or liabilities. For the periods ending March 31, 2023 and December 31, 2022, there were no contract assets or liabilities recognized.
NOTE 4. INVENTORIES
Inventories as of March 31, 2023 and December 31, 2022, consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2023	2022
Ingredients and supplies	$18,100	$16,753
Finished Goods	27,260	22,726

Total inventories	$45,360	$39,479

NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2023 and December 31, 2022 consisted of the following:

	As of
(In thousands)	March 31, 2023	December 31, 2022
Computer equipment	$122	$122
Vehicles	164	164
Machinery and equipment	43,468	43,193
Leasehold improvements and office equipment	751	751

Total property and equipment	$44,505	$44,230
Less: accumulated depreciation	(7,377)	(5,793)

Subtotal	37,128	38,437
Construction in progress	462	60

Property and equipment, net	$37,590	$38,497

Depreciation and amortization expense was $1.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
NOTE 6. LEASES
The Company has various finance leases for equipment and operating leases for office and warehouse space, as well as equipment. The Company’s lease agreements do not contain any material residual value guarantees, bargain purchase options, or restrictive covenants. Variable lease costs were not significant for the periods presented.
Operating lease liabilities and their corresponding ROU assets are recorded at the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts was not readily determinable. As such, the Company used an incremental borrowing rate based on the information available at inception date. In the development of the discount rate, the Company considered its internal borrowing rate, treasury security rates, collateral, and credit risk specific to it, and its lease portfolio characteristics. As of March 31, 2023, the weighted-average discount rate of the Company’s operating and finance leases was 7.0% and 8.1%, respectively. As of March 31, 2022, the weighted- average discount rate of the Company’s operating and finance leases was 9.0% and 12%, respectively. The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022

	(in ‘000s)
Operating lease costs	$603	$592
Finance lease costs:
Amortization of ROU assets	1,079	68
Interest on lease liabilities	569	10
Short-term lease costs	117	146

Total lease costs	$2,368	$816

Supplemental balance sheet information related to leases is as follows:

		As of March 31,	As of December 31,
		2023	2022
Assets	Balance Sheet Location
Operating lease right-of-use assets	Operating lease right-of-use assets	$10,522	$10,881
Finance lease right-of-use assets	Property and equipment, net	26,597	27,392

Total lease assets		$37,119	$38,273

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$1,504	$1,455
Finance lease liabilities	Finance lease liabilities	3,229	3,310
Noncurrent:
Operating lease liabilities	Long term Operating lease liabilities	9,632	10,030
Finance lease liabilities	Long term Finance lease liabilities	23,269	24,099

Total lease liabilities		$37,634	$38,894

	Three Months Ended March 31,
	2023	2022
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$592	$219
Operating cash flows from finance leases	$569	$10
Financing cash flows from finance leases	$932	$59

The maturities of the Company’s operating and finance lease liabilities as of March 31, 2023 were as follows:

(in Thousands)	Operating Leases	Finance Leases
Remainder of 2023	$1,789	$3,977
2024	2,443	5,290
2025	2,470	5,290
2026	2,291	5,290
2027	2,176	5,290
Thereafter	2,985	9,107

Total future lease payments	14,154	34,244
Less: Interest	(3,018)	(7,746)

Present value of lease obligations	$11,136	$26,498

As of March 31, 2023, the weighted-average remaining term of our operating and finance leases were approximately 5.85 years and 6.05 years, respectively.

NOTE 7. DEBT
Long-term debt consisted of the following as of March 31, 2023 and December 31, 2022:

			March 31,	December 31,
	Maturity Date	Interest Rate	2023	2022
PMC Revolver	November 2025	Prime rate plus 4.25%	$59,768	$55,181
PMC Capex line	N/A*	Prime rate plus 8.5%	—	4,670
PMC Equipment loan	August 2028	Prime rate plus 6.1%	8,125	—
PMC Term Loan	August 2028	Prime rate plus 7.85%	20,000	10,000

			87,893	69,851
Less: Current maturities of long-term debt			479	370

Long-term debt			$87,414	$69,481

*	The Capex line was consolidated into the Equipment loan February 2023
On June 30, 2016, the Company entered into a loan and security agreement (the “Credit Facility”) with PMC Financial Services Group, LLC (“PMC”). As of February 28, 2023, the Credit Facility, as amended, provided the Company with a $75.0 million line of credit repayable on
November 30, 2025
(the “Revolver”), and permits the Company to make repayments without penalty. As amended, the Credit Facility also includes an $8.1 million capital expenditure term loan, which represents a consolidation of the Company’s prior Capex lines, along with Business acquisition liabilities, which matures on August 31, 2028 (the “Equipment loan”). Additionally, as of February 2023, the agreement as amended increased the term loan balance of $10.0 million to $20.0 million, which bears interest at an annual rate equal to the prime rate (as announced by Wells Fargo Bank, N.A.) plus 7.85%, with a floor of 13.35% (should the prime rate decrease to a specified level), per annum. Per the agreement, interest payments on the Equipment loan are to be made monthly beginning on March 31, 2023, and interest and principal shall be repaid monthly in 60 equal installments beginning on September 30, 2023. Regarding the term loan, interest only payments are made monthly until August 31, 2023 where interest and principal payments will be made for 60 months.
The Credit Facility contains no financial covenants and is collateralized by the Company’s accounts receivable, inventory, equipment, deposit accounts, and general intangibles.
The Company incurred an aggregate of $2.4 million in “success fees” in connection with the Credit Facility, $2.0 million of which it paid to PMC during 2021 and 2022. These success fees were recorded as deferred loan costs, a component of non-current assets,
on the Company’s balance sheet. The unamortized balance of these fees as of March 31, 2023 was $0.9 million, which will be charged to interest expense ratably over the remainder of the borrowing term.
The amortization expense related to these deferred loan costs was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
The weighted average interest rates for the Company’s debt, by loan type, applicable for the three months ended March 31, 2023, is as follows:

PMC Revolver	12.28%
PMC Equipment loan	13.85%
PMC Term loan	15.60%

Contractual future payments for all borrowings as of March 31, 2023 are as follows (in thousands):

Remainder of 2023	$1,508
2024	4,299
2025	64,785
2026	5,841
2027	6,801
Thereafter	4,659

Total payments outstanding	$87,893

NOTE 8. EQUITY
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
has not been presented.
NOTE 9. LOSS PER SHARE
The following table sets forth the computation of loss per share:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Numerator:
Net Loss	$(3,693)	$(2,294)

Denominator:
Weighted-average shares outstanding	6,992,101	6,169,885
Loss per common share	$(0.53)	$(0.37)
As of March 31, 2023, the Company’s issued and outstanding RSUs, which were the Company’s only potentially dilutive securities, have been excluded from the computation of diluted net loss per share as they would have been anti-dilutive. Therefore, for all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.
NOTE 10. RELATED-PARTY TRANSACTIONS
The Company’s Executive Chairman of its board of directors holds more than 20% beneficial ownership interest in the Company’s common stock.
In connection with the completion of the IPO, the Company entered into a tax receivable agreement (“TRA”) with the continuing Members of RGF. This agreement grants the Members the right to receive
85
% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes or is deemed to realize as a result of an increase in the tax basis of the net assets of the Company resulting from any redemptions or exchanges of interests in RGF, and certain other tax benefits related to payments made under the TRA. As a result of the Company’s net loss position, there were no amounts due under the TRA as of March 31, 2023.
During the three months ended March 31, 2023, the spouse of the Company’s CFO provided certain finance related consulting services to the Company. Expenses related to these services recognized during the three months ended March 31, 2023 totaled to approximately $
68,000, and amounts paid for these services totaled to approximately $73,000 (one payment related to amounts owed from 2022).

NOTE 11. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various contracts, in the normal course of business, obligating it to purchase minimum quantities of ingredients used in its production and distribution processes, including cheese, chicken, and other ingredients that are inputs into its finished products. The Company entered into these contracts from time to time to ensure a sufficient supply of raw ingredients. None of these commitments are for durations greater than a year. Accordingly, as of March 31, 2023, the Company had no outstanding long-term commitments.
Legal Matters
The Company is party to certain claims, litigation, audits, and investigations in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the outcome, these ordinary course matters can have an adverse impact on us because of legal costs, diversion of management’s time and resources, and other factors. The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2023 and December 31, 2022, the Company’s management has concluded that it was not necessary to accrue amounts related to any pending litigation.
NOTE 12. RISKS OF UNCERTAINTIES AND CONCENTRATION OF CREDIT RISK
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
During the three months ended March 31, 2023, the Company had three customers which each individually comprised greater than 10% of net sales. These customers represented 43%, 17% and 15% of net sales, respectively, during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 59% and 17% of net sales, respectively, during the three months ended March 31, 2022. No other customer accounted for more than 10% of net sales during the periods presented.
Concentration of Credit Risk
Accounts receivable potentially subject the Company to concentrations of credit risk. As of March 31, 2023, four customers accounted for a total of 74% of the Company’s accounts receivable balance, or 33%, 17%,14% and 11%, respectively. As of December 31, 2022, three customers accounted for a total of 69% of the Company’s accounts receivable balance, or 36%, 24%, and 9%, respectively. No other customers accounted for more than 10% of total accounts receivable. The Company’s customers are predominantly retailers who sell the Company’s products to end consumers. Given that, along with the Company’s customers being major U.S. retailers, the Company does not consider the concentration of its trade account receivables to be a significant risk.
NOTE 13. EQUITY-BASED COMPENSATION
On October 11, 2021, the Company’s board of directors approved the Company’s 2021 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of equity compensation grants to employees, as well as members of its board of directors, in the form of stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights (“SARS”), for up to 3,700,000 shares of the Company’s Class A common stock. In addition, the Plan provides for an employee stock purchase program (“ESPP”), which is included as part of the 3,700,000 shares authorized under the Plan. During 2023, 123,397 additional shares were authorized to be granted under the Plan pursuant to an evergreen provision.

The Company grants RSUs to certain directors, officers and employees. Each RSU granted constitutes a right to receive one share of the Company’s Class A common stock, subject to the vesting terms specific to each agreement. The shares of the Company’s common stock underlying the number of vested RSUs are intended to be delivered as soon as practicable after vesting occurs. During the period between the grant date and vesting, the RSUs may not be transferred, and the grantee has no rights as a stockholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If a grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Company’s Compensation Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash). As of March 31, 2023, there were

617,482 shares available under the Plan for future equity grants.
Restricted Stock Units Issued to Officers and Employees
The following table details the activity related to equity grants during the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding/Unvested at December 31, 2022	2,384,896	7.66
Granted	725,604	6.61
Forfeited	—	—
Vested	(88,011)	6.26

Outstanding/Unvested at March 31, 2023	3,022,489	7.45

The grant date fair value of grants issued was based on the closing price of the Company’s Class A common stock as of the date the grant is issued. All vesting related to RSUs is subject to continued service, with the exception of involuntary terminations for reasons other than cause.
All RSUs issued during 2023 were issued to employees and consultants of the Company. The RSUs issued to the Company’s officers cliff vest 100% on the 3rd anniversary date of the grant. Those granted to non-officer
employees generally vest
one-third
over three years on the first, second and third anniversary dates of the grant. All vesting related to RSUs is subject to continued service, with the exception of involuntary terminations for reasons other than cause.
Equity Compensation Expense
The Company values RSUs (the grant date fair value) based on the closing price of the Company’s Class A common stock on the date the grant is issued, and recognizes the expense related to this value on a straight-line basis over the vesting term. During the period ended March 2023 and 2022, the Company recorded expense related to outstanding RSU grants of approximately $1.9 million and $1.7 million, respectively. Income tax benefits related to the vesting of RSUs during the three months ended March 31, 2023 were de minimus. There were no benefits related to income taxes during the three months ended March 31, 2022. Unrecognized compensation expense as of March 31, 2023, was $14.5 million, to be recognized over a weighted average period of approximately 1.9 years.
NOTE 14. INCOME TAXES
During the three months ended March 31, 2023 and 2022 the Company provided no amounts related to current income taxes as a result of the net losses incurred. As such only deferred taxes were applicable for the three month period, and as a result of the full valuation allowance applied to the deferred tax assets, there were no amounts related to income taxes recognized in the consolidated statement of operations.
The Company’s effective tax rate includes a rate benefit attributable to approximately 27% of the Company’s earnings which are not subject to corporate level taxes, due to the applicable income taxes that are the obligation of the non-controlling
members of RGF. Thus, the effective tax rate on the portion of loss attributable to the Company is 25.0%, before taking into effect the valuation allowance, for the quarter ended
March
31, 2023
.

NOTE 15.
NON-CONTROLLING
INTEREST
In connection with the Reorganization described in Note 1, The Real Good Food Company, Inc. became the sole managing member of RGF and, as a result, consolidates the financial results of RGF. The Real Good Food Company, Inc. reports a non-controlling interest
representing continuing Member interests in RGF. Any future changes in The Real Good Food Company, Inc.’s ownership interest in RGF, while retaining its controlling interest in RGF, will be accounted for as an equity transaction. As such, future redemptions or direct exchanges of RGF interests by the continuing Members will result in a change in ownership and reduce the amount of earnings or loss recorded as a non-controlling interest
and increase or decrease the balance of the equity attributable to The Real Good Food Company, Inc. concurrently.
NOTE 16. SUBSEQUENT EVENTS
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

Our future results could differ materially from our historical performance as a result of various factors, such as those discussed in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), filed with the Securities and Exchange Commission on March 31, 2023, and the section entitled “Forward-Looking Statements” within this Quarterly Report.

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

Trends and Other Factors Affecting Our Business and Industry

Our results are impacted by economic and consumer trends, as well as pressures impacting food industry market dynamics, such as sourcing and supply chain constraints. Changes in trends in consumer buying patterns may impact the results of our operations. In recent years, there has been an increased focus on healthy eating and on consuming natural, organic and specialty foods. These trends have benefited the Company, as has the rise in at-home consumption as a result of the COVID-19 pandemic (the “Pandemic”). However, consumer spending may shift to the food-away-from-home industry as the impacts of the Pandemic subsides. We believe the trend in in-home consumption positively affected our sales, given the increase in demand of our retail customers during 2022 and 2023, which we expect to continue throughout 2023. However, cost challenges, though stabilizing, were persistent during 2022 due to supply and supply chain disruptions, and an increase in costs for certain ingredients in our products may occur again during 2023.

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

Results of Operations — Comparison of the Three Months Ended March 31, 2023 and 2022

The following table details the results of our operations for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022	$ Change	% Change
Net sales	$29,798	$37,576	$(7,778)	-20.7%
Cost of sales	24,810	33,329	(8,519)	-25.6%

Gross profit	4,988	4,247	741	17.4%

Operating expenses:
Selling and distribution	5,424	5,327	97	1.8%
Marketing	1,634	1,786	(152)	-8.5%
Administrative	8,673	5,801	2,872	49.5%

Total operating expenses	15,731	12,914	2,817	21.8%

Loss from operations	(10,743)	(8,667)	(2,076)	24.0%
Interest expense	3,282	890	2,392
Other income	(348)	—	(348)

Loss before income taxes	(13,677)	(9,557)	(4,120)	43.1%

Income tax expense	—	—	—

Net Loss	$(13,677)	$(9,557)	$(4,120)	43.1%
Less: net loss attributable to non-controlling interest	(9,984)	(7,263)

Net loss attributable to The Real Good Food Company, Inc.	$(3,693)	$(2,294)

Net Sales

Net sales for the three months ended March 31, 2023, decreased $7.8 million, or 20.7%, to $29.8 million compared to $37.6 million for the prior year period. This decrease was primarily due to the timing of certain promotional events, which positively impacted our net sales during the first quarter of 2022, that did not occur during the three months ended March 31, 2023. We expect these promotional events to occur in the later part of 2023. In addition, delays in transitioning to certain revised product offerings, owing to customer execution issues, also negatively impacted sales for the three months ended March 31, 2023, though to a lesser degree. We expect to fulfill the sales shortfall related to the foregoing, beginning in the second quarter of 2023, and more fully in the second half of 2023.

Cost of Sales

Cost of sales decreased approximately $8.5 million, or 25.6%, to $24.8 million during the three months ended March 31, 2023 compared to $33.3 million for the prior year period. This decrease was primarily due to the decrease in the sales volume of our products, as well as to decreases in certain raw material costs. We expect these raw material costs to continue to be lower throughout 2023 relative to the prior year. In addition, we experienced decreases in formulation costs during the three months ended March 31, 2023. These decreases in cost of sales were offset, in part, by increases in certain plant overhead costs.

Gross Profit

Gross profit increased $0.7 million to $5.0 million for the three months ended March 31, 2023, compared to $4.2 million for the prior year period. This increase is due to the net decrease in cost of sales described above.

Operating Expenses

Selling and Distribution Expense

The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022	$ change	% Change
Selling and distribution	$5,424	$5,327	$97	1.8%
Percentage of net sales	18.2%	14.2%		4.0%

Selling and distribution expense remained relatively unchanged for the three months ended March 31, 2023, as compared to the prior year period. Selling and distribution expense increased as a percentage of sales primarily owing to a temporary increase in transportation costs related to a strategic decision to consolidate our carrier network. We expect this transition to be completed by the end of the second quarter of 2023. Additionally, a greater proportion of our sales during the period were to smaller customers which do not experience the economies of scale that our larger customers do with regards to shipping costs.

Marketing Expense

The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2023	2021	$ change	% Change
Marketing	$1,634	$1,786	($152)	-8.5%
Percentage of net sales	5.5%	4.8%		0.7%

Marketing expense remained relatively unchanged during the three months ended March 31, 2023, as compared to the prior year period. Marketing expense relates primarily to advertising and promotional costs we incur to increase household awareness of our brand as well as support our sales growth.

Administrative Expense

The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2023	2021	$ change	% Change
Administrative	$8,673	$5,801	$2,872	49.5%
Percentage of net sales	29.1%	15.4%		13.7%

Administrative expense increased $2.9 million, or 49.5% during the three months ended March 31, 2023, as compared to the prior year period. This increase was primarily driven by research and development costs to support new product development for 2023 and beyond, as well as to increases in equity compensation expenses incurred during the period.

Loss from Operations

As a result of the foregoing, loss from operations increased $2.1 million, or 24.0% to $10.7 million for the three months ended March 31, 2023, compared to a loss from operations of $8.7 million for the prior year period. Loss from operations as a percentage of sales was (36.1)% for the current period, compared to (23.1)% for the prior year period.

Interest Expense

Interest expense increased $2.4 million. to $3.3 million during the three months ended March 31, 2023, as compared to $0.9 million for the prior year period. The increase in interest expense during the 2023 period, was primarily due to having higher levels of debt as well as an increase in interest rates during the three months ended March 31, 2023 as compared to the prior year period.

Other Income

Other income recognized during the three months ended March 31, 2023 related entirely to certain government payments related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was granted to certain companies who did not decrease their workforce during the pandemic. There were no amounts recognized related to Other Income during the prior year period.

Net Loss

As a result of the foregoing, our net loss increased $4.1 million, or 43.1%, to $13.7 million during the three months ended March 31, 2023, compared to a net loss of $9.6 million for the prior year period.

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

On February 28, 2023, we amended our debt agreement with PMC to, among other things i) decrease the outstanding balance of the Company’s revolving credit facility by $10.0 million, resulting in an increase in availability by $10.0 million, which was achieved by converting $10.0 million of the revolving credit facility balance to a term loan increasing the term loan balance to $20.0 million at the date of the amendment, (ii) change the definition of “Borrowing Base” to allow for borrowing up to 85% of the value of the eligible assets which comprise the Borrowing Base (not to exceed $75.0 million in borrowing in the aggregate) and (iii) consolidate equipment loans for both the revolving Capex Line and termed portion, to one $8.1 million term loan, which commenced on February 28, 2023 and matures on August 31, 2028, with payments for first six months of that term being interest only, and payments of both principal and interest to be made beginning in August 2023.

As of March 31, 2023, we had $2.9 million in cash (which includes restricted cash of $2.3 million), current debt obligations of $0.5 million, and long-term debt obligations of $87.4 million. We believe that our cash on-hand and cash received from operations, together with borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures and debt service requirements for the remainder of 2023 as well as the foreseeable future. We expect to make future capital expenditures of approximately $2.0 million to $5.0 Million in connection with the enhancement of our current production capabilities during the remainder of 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	March 31,
	2023	2022
(In thousands)
Net cash used in operating activities	$(15,943)	$(6,189)
Net cash used in investing activities	(537)	(3,647)
Net cash provided by (used in) financing activities	11,759	(5,536)

Net (decrease)increase in cash and cash equivalents	(4,721)	(15,372)

Cash and cash equivalents at end of period	$2,876	$14,373

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.9 million during the three months ended March 31, 2023, as compared to net cash used in operating activities of $6.2 million for the three months ended March 31, 2022. The increase in net cash used in operating activities is primarily due to the increase in our working capital and an increase in our net loss during the 2023 period. The increase in working capital was primarily driven by an increase in inventory, to support our new product introductions, as well as an increase in accounts payable and accrued expenses during the three months ended March 31, 2023. Additionally, there was an increase in our accounts receivable for the three months ended March 31, 2023, which was attributable to a greater proportion of our accounts receivable belonging to customers with longer payment terms relative to the same period last year.

Net Cash Used in Investing Activities

During the three months March 31, 2023 and 2022, net cash used in investing activities was $0.5 million and $3.6 million, respectively. Cash used in investing activities during the three months ended March 31, 2023 was related to equipment purchased for our manufacturing facilities. Our capital expenditures during the three months ended March 31, 2022 were primarily related to equipment for our Bolingbrook facility, necessary to bring the facility fully into full operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $11.8 million during the three months ended March 31, 2023, as compared to net cash used by financing activities of $5.5 million during the same period last year. This increase was primarily due to the increases in borrowing on our revolving credit facility, as compared to the same period last year.

Contractual Obligations

As of March 31, 2023, there were no material changes in payments due under contractual obligations from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

New Accounting Standards

For discussion of new accounting standards, see Note 2, “Summary of Significant Accounting Policies and New Accounting Standards,” in Part I, Item 1, of this Quarterly Report.

Critical Accounting Policies and Estimates

There were no material changes to the critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the three months ended March 31, 2023, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) under the Exchange Act).

Based upon this evaluation as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and controls over financial reporting were not effective. This determination is based on the previously reported material weakness management identified as part of our fiscal year 2022 assessment (See Item 9A in our Annual Report on Form 10-K, filed on March 31, 2023). We are in the process of remediating the material weakness in our internal controls over financial reporting and disclosure controls, as described below. We believe the completion of these processes should remedy the material weakness. We will continue to monitor these issues.

Remediation Efforts to Address Material Weakness

As previously disclosed in Item 9A in our Annual Report on Form 10-K, filed on March 31, 2023, in response to the material weaknesses identified during our 2022 year end assessment described above, we have hired and anticipate to continue to hire additional resources during this fiscal year, which we believe will help remediate certain weaknesses previously identified. In addition, we are in the process of implementing a new ERP system to address weaknesses identified with regards to our current accounting system. Although it is our intent to complete this process within sufficient time to remediate the material weakness by the end of 2023, we may encounter certain delays in the implementation of our new ERP system as well as face certain challenges with regards to having sufficient resources in place in the requisite time, and cannot provide any assurance regarding when these efforts will be complete.

Changes in Internal Control over Financial Reporting

Except for the changes described above there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2023.

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

There were no material changes in the Company’s risk factors from the risks disclosed in the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1*	Amendment Number Twenty Four dated as of February 28, 2023, by and between Real Good Foods, LLC and PMC Financial Services Group, LLC.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2023	By:	/s/ Gerard Law
Gerard Law
Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ Akshay Jagdale
Akshay Jagdale
Chief Financial Officer
(Principal Financial Officer)