Form 10-Q
period 2023-06-30
Real Good Food Company, Inc.
filed 2023-08-14
CIK 1871149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2023, there were 7,203,851 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 18,676,781 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

THE REAL GOOD FOOD COMPANY, INC.

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	As of
	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$692	$5,279
Accounts receivable, net	22,903	20,316
Inventories	51,206	39,479
Other current assets	1,898	1,026

Total current assets	76,699	66,100
Property and equipment, net	36,193	38,497
Operating lease right-of-use assets	10,155	10,881
Deferred loan cost	804	970
Goodwill	12,486	12,486
Restricted Cash	2,335	2,318
Other noncurrent assets	187	187

Total assets	$138,859	$131,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,195	$23,424
Operating lease liabilities	1,555	1,455
Finance lease liabilities	3,291	3,310
Business acquisition liabilities, current portion	—	946
Accrued and other current liabilities	3,102	3,719
Current portion of long-term debt	994	370

Total current liabilities	38,137	33,224

Revolving line of credit/capex line	74,021	59,481
Long-term operating lease liabilities	9,223	10,030
Long-term finance lease liabilities	22,425	24,099
Term loan	20,000	10,000
Equipment loan	7,131	—
Long-term Business acquisition liabilities	—	2,405
Other long term liabilities	504	302

Total Liabilities	171,441	139,541
Commitments and contingencies (Note 11)
Stockholders’ Equity/(Deficit):
Preferred stock, $0.0001 par value—10,000,000 shares authorized; no shares issued and outstanding as of June 30 , 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value—100,000,000 shares authorized; 7,203,851 and 6,424,840 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value—25,000,000 shares authorized; and 18,676,781 and 19,377,681 shares issued and outstanding as of June 30 , 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	60,043	56,273
Accumulated deficit	(28,992)	(21,126)

Total stockholders’ equity attributable to The Real Good Food Company, Inc.	31,054	35,150
Non-controlling interest	(63,636)	(43,252)

Total stockholders’ deficit	(32,582)	(8,102)

Total liabilities and stockholders’ equity	$138,859	$131,439

See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022

Net sales	$35,363	$30,809	$65,161	$68,385
Cost of sales	30,551	28,458	55,361	61,787

Gross profit	4,812	2,351	9,800	6,598

Operating expenses:
Selling and distribution	4,670	4,909	10,094	10,236
Marketing	1,509	1,172	3,143	2,958
Administrative	9,270	6,089	17,943	11,867

Total operating expenses	15,449	12,170	31,180	25,061

Loss from operations	(10,637)	(9,819)	(21,380)	(18,463)
Interest expense	3,949	1,291	7,231	2,181
Other income	—	—	(348)	—

Loss before income taxes	(14,586)	(11,110)	(28,263)	(20,644)
Income tax expense	—	—	—	—

Net Loss	$(14,586)	$(11,110)	$(28,263)	$(20,644)
Less: net loss attributable to non-controlling interest	(10,413)	(8,449)	(20,397)	(15,689)

Net loss attributable to The Real Good Food Company, Inc.	$(4,173)	$(2,661)	$(7,866)	$(4,955)

Net loss per common share/unit (basic and diluted)	$(0.58)	$(0.43)	$(1.11)	$(0.80)
Weighted-average common shares outstanding (basic and diluted)	7,197,137	6,169,885	7,094,619	6,169,885
See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Stockholders’ Equity/(Deficit)
(In thousands except for share data)

	Class A Common Stock		Class B Common Stock		Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2021	6,169,885	$1	19,577,681	$2	$49,693	$(10,143)	$(8,568)	$30,985
Net loss	—	—	—	—	—	(2,294)	(7,240)	(9,534)
Equity-based compensation	—	—	—	—	1,699	—	—	1,699

Balance, March 31, 2022	6,169,885	$1	19,577,681	$2	$51,392	$(12,437)	$(15,808)	$23,150
Net loss	—	—	—	—	—	(2,661)	(8,449)	(11,110)
Equity-based compensation	—	—	—	—	1,733	—	—	1,733

Balance, June 30, 2022	6,169,885	$1	19,577,681	$2	$53,125	$(15,098)	$(24,257)	$13,773

	Class A Common Stock		Class B Common Stock		Additional Paid- in Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2022	6,424,840	$1	19,377,681	$2	$56,273	$(21,126)	$(43,252)	$(8,102)
Net loss	—	—	—	—	—	(3,693)	(9,984)	(13,677)
Conversion of Class B units	700,000	—	(700,000)	—	—	—	—	—
Equity-based compensation 1	63,111	—		—	1,776	—	—	1,776

Balance, March 31, 2023	7,187,951	$1	18,677,681	$2	$58,049	$(24,819)	$(53,236)	$(20,003)
Net loss	—	—	—	—	—	(4,173)	(10,400)	(14,573)
Conversion of Class B units	900	—	(900)	—	—	—	—	—
Equity-based compensation	15,000	—	—	—	1,994	—	—	1,994

Balance, June 30, 2023	7,203,851	$1	18,676,781	$2	$60,043	$(28,992)	$(63,636)	$(32,582)

1	Net of $0.2 million for shares surrendered and cancelled in connection with income taxes related to equity compensation.
See accompanying notes to the Consolidated Financial Statements

THE REAL GOOD FOOD COMPANY, INC.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,263)	$(20,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,217	804
Amortization of loan costs	166	487
Non-Cash interest and debt fees	4,185	1,117
Equity Compensation expense	3,942	3,432
Changes in operating assets and liabilities:
Accounts receivable	(2,587)	(4,388)
Inventories	(11,727)	(16,097)
Other assets	(517)	5,645
Accounts payable, accrued expenses and lease liabilities	4,984	(453)

Net cash used in operating activities	(26,600)	(30,097)

Cash flows from investing activities:
Purchase of property and equipment	(953)	(3,630)

Net cash used in investing activities	(953)	(3,630)

Cash flows from financing activities:
Proceeds from line of credit borrowings	67,261	29,449
Payments on line of credit borrowings	(42,463)	(5,085)
Payments on acquisition related Contingent consideration	—	(7,125)
Payments on acquisition related term loan	(99)	(502)
Payments on finance lease liabilities	(1,716)	(106)

Net cash provided by (used in) financing activities	22,983	16,631

Net decrease in cash and restricted cash	$(4,570)	$(17,096)
Beginning cash and restricted cash	7,597	29,745

Ending cash and restricted cash	$3,027	$12,649

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,060	$1,500
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in lease line of credit	$—	$18,370
Purchase of property and equipment in AP and accrued liabilities	$156	$978
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
On November 9, 2021, the Company completed an IPO of 5,333,333 shares of The Real Good Food Company, Inc.’s Class A common stock at an offering price at $12.00 per share. The Company received approximately $59.5 million of proceeds, net of underwriting discounts and commissions and before offering expenses of $3.9 million. In connection with the IPO, the Company completed a reorganization (the Reorganization”) among The Real Good Food Company, Inc., RGF, and the members of RGF immediately prior to the IPO (the “Members”). As part of the Reorganization, the Members became holders of Class B units of RGF and were issued shares of Class B common stock of The Real Good Food Company, Inc., which convey voting rights in The Real Good Food Company, Inc. on a one-to-one basis
with the number of Class B units they held in RGF. As a result of the Reorganization and IPO, the Members collectively controlled approximately 76% of the direct and indirect voting interest in the Company following the IPO, which decreased to 72% as of June 30, 2023.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS
Basis of Presentation
The unaudited consolidated financial information for the three and six months ended June 30, 2023 and 2022, and as of June 30, 2023, is presented on the same basis as the financial statements included in the Company’s Annual Report on
Form 10-K
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
Segment Reporting and Geographical Information
For the three and six months ended June 30, 2023 and 2022, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company does not have reportable segments. Additionally, all of the Company’s assets are maintained in the United States.
Liquidity
The accompanying
 unaudited
consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2023, the Company had an accumulated deficit of $29.0 million and a working capital surplus of $38.6 million. For the six months ended June 30, 2023, the Company had a net loss of $7.9 million (after taking into effect the loss of $20.4 million
related to the
non-controlling
interest) and negative cash flows from operations of $26.6 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur net losses into the following quarter. In addition, the Company expects to have positive
cash flows from operations,
beginning in
the third quarter of 2023. The Company has previously funded, and plans to continue funding, these losses primarily through current cash on hand and borrowing availability under its debt facility.
The Company’s management believes it has the ability to continue as a going concern as a result of the cash on hand and the Company’s borrowing capacity under its debt facility. In addition, management believes the Company will achieve a level of sales and gross margin adequate to support the Company’s cost structure. As a result of the above, and cash on hand as of June 30, 2023, the Company believes it has sufficient cash to fund operations for foreseeable future.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity period of three months or less, when acquired, to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions. There were no cash equivalents as of June 30, 2023, and December 31, 2022.
Restricted Cash
The Company considers cash which is not freely available for immediate use, and that is held for a specific purpose, to be restricted cash. If the terms dictating the restriction require the restricted cash to be considered as such beyond twelve months, the Company classifies that restricted cash as a noncurrent asset due to its inability to provide liquidity within one year. As of June 30, 2023, the Company had approximately $2.3 million of restricted cash, all of which was classified as noncurrent. The entirety of the $2.3 million of restricted cash relates to a letter of credit opened in connection with the Company’s new manufacturing facility in Bolingbrook, IL. Amounts will be released for the Company’s use proportionately over a three-year period beginning in mid-2024.

The below table reconciles cash and restricted cash to amounts shown in the Consolidated Statements of Cash Flows:

	JUNE 30,	JUNE 30,
(In thousands)	2023	2022

Cash	$692	$10,339
Restricted cash	2,335	2,310

Total cash reported in statements of cash flows	$3,027	$12,649

Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for estimated variable consideration and amounts payable to customers for slotting, which are fees assessed by customers for the cost of accepting new products into their store. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and if it deems necessary, maintains an allowance for credit losses resulting from the non-collection of
customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, trends specific to the customer, and current and expected general economic conditions that may affect a customer’s ability to pay. Customer balances are written off after all collection efforts are exhausted. The amounts recorded for reserves for credit losses for the three and six months ended June 30, 2023 and 2022 were de minimis.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company records sales and other reductions in inventory through cost of sales using the first-in,
first-out method.
The cost of finished goods inventories includes ingredients, direct labor, freight-in for
ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company writes down its inventories for estimated excess and obsolescence in an amount equal to the difference between the cost of inventories and estimated net realizable value. These estimates are based on management’s judgment about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. The Company did not have a write-down of inventory during the three and six months ended June 30, 2023 and 2022.
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
Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs. Variable payments are determined based on a percentage allocation determined by the landlord and are immaterial for the six months ended June 30, 2023 and 2022.
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

The Company applies the practical expedient that allows it to exclude disclosure of performance obligations that are part of a contract that has an expected duration of one year or less. The Company’s contracts are all short term in nature, therefore there are no unsatisfied performance obligations requiring disclosure as of June 30, 2023.
Contract Assets
The Company has elected the practical expedient which allows costs incurred in connection with obtaining a contract to be expensed as incurred for those contracts with a duration of one year or less. For those contracts which have a duration of greater than one year, the Company capitalizes those costs and amortized them over the duration of the agreement. As of June 30, 2023 and December 31, 2022, there were no contract assets recognized.
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Cost of sales reflects cost incurred for inbound freight on ingredients to be used in production. Internal freight costs included in selling and distribution expenses consist primarily of those costs associated with moving products from production facilities through the Company’s distribution network. Total internal freight costs recorded within selling and distribution expenses were $0.8 million and $1.2 million during the three months ended June 30, 2023 and 2022, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively.
Shipping and handling costs associated with outbound freight are included within selling and distribution expenses and are accounted for as a fulfillment cost as incurred. Total of these costs recorded within selling and distribution expenses were $2.6 million and $2.6 million during the three months ended June 30, 2023 and 2022, respectively, and $5.6 million and $ 5.3 million for the six months ended June 30, 2023 and 2022, respectively.
Marketing Expenses
Marketing costs are expensed as incurred. The Company incurred $1.5 million and $1.2 million during the three months ended June 30, 2023 and 2022, respectively, and $3.1 million and $ 3.0 million for the six months ended June 30, 2023 and 2022, respectively. Marketing costs are recorded in Operating expenses in the Company’s unaudited
consolidated statements of operations.
Research and Development Expenses
Research and development expenses are recorded in administrative expense in the statements of operations as incurred. During the three months ended June 30, 2023 and 2022, the Company incurred $4.5 million and $1.6 million of research and development expenses, respectively, and $7.6 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively.
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
The Up-C structure
allows the members of the operating company, in this instance the Members of RGF, to continue to realize tax benefits in a similar fashion as was realized prior to the IPO, proportionate to their Membership interest, and the Company will be subject to both Federal and State taxes on the portion of earnings applicable to its controlling interest in RGF of 28%.
Given the foregoing, the Company is subject to income tax on operating results limited to its controlling interest in RGF of 28%. The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.
The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of deferred tax assets by assessing the likelihood that deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, historical results are considered along with certain assumptions related to future earnings. As of June 30, 2023, the Company applied a full valuation allowance against all recognized deferred tax assets, resulting in a zero balance on the consolidated balance sheets. If it is later determined that in the future that it is more likely than not that certain deferred tax assets may be fully utilized, the valuation allowance applicable to that particular deferred tax asset would be reversed and recognized through earnings in the period the determination was made. Any reversal of a valuation allowance would result in the reduction of the Company’s provision for income taxes in the period of reversal.
During the three and six months ended June 30, 2023 and 2022, amounts provided for state income taxes were de minimis.
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

During March 2022 the FASB issued ASU
No. 2022-02, Financial
Instruments—Credit Losses (Topic 326). This ASU updates certain guidance as set forth is ASU
No. 2016-03, to
provide additional guidance on the treatment of credit losses, with regards to troubled debt restructuring and gross write-offs related to financing receivables and net investments in leases. The amendments in this update eliminate the previous troubled debt restructuring guidance and instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, with the intent to enhance existing disclosure requirements as well as introduce new requirements related to certain modifications for borrowers experiencing financial difficulty. The ASU requires that the provisions are to be applied prospectively. The Company adopted the provisions of this guidance on January 1, 2023. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2023	2022	2023	2022

	(in ‘000s)

Entrees	$33,835	$26,733	$61,162	$59,978
Breakfast	1,507	2,932	3,806	5,839
Pizza and Snacks	21	1,144	193	2,568

Total Net Sales	$35,363	$30,809	$65,161	$68,385

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

The Company applies the practical expedient that allows for companies to exclude disclosing performance obligations that are unsatisfied as of the period end, that are expected to be satisfied in a duration of one year or less of that date. Given that the Company’s contracts are generally short term in nature, there are no unsatisfied performance obligations requiring disclosure at June 30, 2023.
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are obligations to transfer goods or services to a customer for which the Company has received consideration, or for which an amount of consideration is due from the customer. The Company continually evaluates whether its contractual arrangements with customers result in the recognition of contract assets or liabilities. For the periods ending June 30, 2023 and December 31, 2022, there were no contract assets or liabilities recognized.
NOTE 4. INVENTORIES
Inventories as of June 30, 2023 and December 31, 2022, consisted of the following:

	As of
	June 30,	December 31,
(in thousands)	2023	2022

Ingredients and supplies	$20,321	$16,753
Finished Goods	30,885	22,726

Total inventories	$51,206	$39,479

NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2023 and December 31, 2022 consisted of the following:

	As of
(In thousands)	June 30, 2023	December 31, 2022

Computer equipment	$122	$122
Vehicles	164	164
Machinery and equipment	43,807	43,193
Leasehold improvements and office equipment	751	751

Total property and equipment	$44,844	$44,230
Less: accumulated depreciation	(9,001)	(5,793)

Subtotal	35,843	38,437
Construction in progress	350	60

Property and equipment, net	$36,193	$38,497

Depreciation and amortization expense was $1.6 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $3.2 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.
NOTE 6. LEASES
The Company has various finance leases for equipment and operating leases for office and warehouse space, as well as equipment. The Company’s lease agreements do not contain any material residual value guarantees, bargain purchase options, or restrictive covenants. Variable lease costs were not significant for the periods presented.

Operating lease liabilities and their corresponding ROU assets are recorded at the present value of fixed lease payments over the expected lease term. The interest rate implicit in lease contracts was not readily determinable. As such, the Company used an incremental borrowing rate based on the information available at inception date. In the development of the discount rate, the Company considered its internal borrowing rate, treasury security rates, collateral, and credit risk specific to it, and its lease portfolio characteristics. As of June 30, 2023, the weighted-average discount rate of the Company’s operating and finance leases was
7.0% and 8.1%, respectively. As of June 30, 2022, the weighted- average discount rate of the Company’s operating and finance leases was 9% and 7%, respectively. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in ‘000s)		(in ‘000s)

Operating lease costs	$602	$432	$1,205	$1,024
Finance lease costs:
Amortization of ROU assets	1,076	65	2,155	133
Interest on lease liabilities	542	8	1,111	18
Short-term lease costs	118	—	235	146

Total lease costs	$2,338	$505	$4,706	$1,321

Supplemental balance sheet information related to leases is as follows:

		As of June 30,	As of December 31,
		2023	2022
Assets	Balance Sheet Location
Operating lease right-of-use assets	Operating lease right-of-use assets	$10,155	$10,881
Finance lease right-of-use assets	Property and equipment, net	25,521	27,392

Total lease assets		$35,676	$38,273

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$1,555	$1,455
Finance lease liabilities	Finance lease liabilities	3,291	3,310
Noncurrent:
Operating lease liabilities	Long term Operating lease liabilities	9,223	10,030
Finance lease liabilities	Long term Finance lease liabilities	22,425	24,099

Total lease liabilities		$36,494	$38,894

	Six Months Ended June 30,
	2023	2022
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,186	$581
Operating cash flows from finance leases	$1,111	$18
Financing cash flows from finance leases	$1,716	$106
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$—	$18,370

The maturities of the Company’s operating and finance lease liabilities as of June 30, 2023 were as follows:

(in Thousands)	Operating Leases	Finance Leases
Remainder of 2023	$1,196	$2,650
2024	2,443	5,290
2025	2,470	5,290
2026	2,291	5,290
2027	2,176	5,290
Thereafter	2,985	9,107

Total future lease payments	13,561	32,917
Less: Interest	(2,783)	(7,201)

Present value of lease obligations	$10,778	$25,716

As of June 30, 2023, the weighted-average remaining term of our operating and finance leases were approximately 5.6 years and 5.8 years, respectively.
NOTE 7. DEBT
Long-term debt consisted of the following as of June 30, 2023 and December 31, 2022:

			June 30,	December 31,
	Maturity Date	Interest Rate	2023	2022

PMC Revolver	November 2025	Prime rate plus 4.25%	$74,021	$55,181
PMC Capex line	N/A*	Prime rate plus 8.5%	—	4,670
PMC Equipment loan	August 2028	Prime rate plus 6.1%	8,125	—
PMC Term Loan	August 2028	Prime rate plus 7.85%	20,000	10,000

			102,146	69,851
Less: Current maturities of long-term debt			994	370

Long-term debt			$101,152	$69,481

*	The Capex line was consolidated into the Equipment loan February 2023
On June 30, 2016, the Company entered into a loan and security agreement (the “Credit Facility”) with PMC Financial Services Group, LLC (“PMC”). As of February 28, 2023, the Credit Facility, as amended, provided the Company with a $75.0 million line of credit repayable on November 30, 2025 (the “Revolver”), and permits the Company to make repayments without penalty. As amended, the Credit Facility also includes an $8.1 million capital expenditure term loan, which represents a consolidation of the Company’s prior Capex lines, along with Business acquisition liabilities, which matures on August 31, 2028 (the “Equipment loan”). Additionally, as of February 2023, the agreement as amended increased the term loan balance of $10.0 million to $20.0 million, which bears interest at an annual rate equal to the prime rate (as announced by Wells Fargo Bank, N.A.) plus 7.85%, with a floor of 13.35% (should the prime rate decrease to a specified level), per annum. Per the agreement, interest payments on the Equipment loan are to be made monthly beginning on June 30, 2023, and interest and principal shall be repaid monthly in 60 equal installments beginning on September 30, 2023. Regarding the term loan, interest only payments are made monthly until August 31, 2023 where interest and principal payments will be made for 60 months.
The Credit Facility contains no financial covenants and is collateralized by the Company’s accounts receivable, inventory, equipment, deposit accounts, and general intangibles.
The Company incurred an aggregate of $2.4 million in “success fees” in connection with the Credit Facility, $2.0 million of which it paid to PMC during 2021 and 2022. These success fees were recorded as deferred loan costs, a component of non-current assets,
on the Company’s balance sheet. The unamortized balance of these fees as of June 30, 2023 was $0.8 million, which will be charged to interest expense ratably over the remainder of the borrowing term.
The amortization expense related to these deferred loan costs was $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $

0.2 million for the six months ended June 30, 2023 and 2022, respectively.

The weighted average interest rates for the Company’s debt, by loan type, applicable for the six months ended June 30, 2023, is as follows:

PMC Revolver	12.58%
PMC Equipment loan	13.85%
PMC Term loan	15.60%
Contractual future payments for all borrowings as of June 30, 2023 are as follows (in thousands):

Remainder of 2023	$1,508
2024	4,299
2025	79,038
2026	5,841
2027	6,801
Thereafter	4,659

Total payments outstanding	$102,146

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
has not been presented.
NOTE 9. LOSS PER SHARE
The following table sets forth the computation of loss per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net Loss	$(4,173)	$(2,661)	$(7,866)	$(4,955)

Denominator:
Weighted-average shares outstanding	7,197,137	6,169,885	7,094,619	6,169,885
Loss per common share	$(0.58)	$(0.43)	$(1.11)	$(0.80)
As of June 30, 2023, the Company’s issued and outstanding RSUs, which were the Company’s only potentially dilutive securities, have been excluded from the computation of diluted net loss per share as they would have been anti-dilutive. Therefore, for all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.
NOTE 10. RELATED-PARTY TRANSACTIONS
The Company’s Executive Chairman of its board of directors holds more than 20% beneficial ownership interest in the Company’s common stock.
In connection with the completion of the IPO, the Company entered into a tax receivable agreement (“TRA”) with the continuing Members of RGF. This agreement grants the Members the right to receive 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes or is deemed to realize as a result of an increase in the tax basis of the net assets of the Company resulting from any redemptions or exchanges of interests in RGF, and certain other tax benefits related to payments made under the TRA. As a result of the Company’s net loss position, there were no amounts due under the TRA as of June 30, 2023.

During the three and six months ended June 30, 2023, the spouse of the Company’s CFO provided certain finance related consulting services to the Company. Expenses related to these services recognized during the three and six months ended June 30, 2023 totaled to approximately $65,000 and $133,000, respectively, and amounts paid for these services totaled to approximately $127,000 at June 30, 2023.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various contracts, in the normal course of business, obligating it to purchase minimum quantities of ingredients used in its production and distribution processes, including cheese, chicken, and other ingredients that are inputs into its finished products. The Company entered into these contracts from time to time to ensure a sufficient supply of raw ingredients. None of these commitments are for durations greater than a year. Accordingly, as of June 30, 2023, the Company had no outstanding long-term commitments.
Legal Matters
The Company is party to certain claims, litigation, audits, and investigations in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the outcome, these ordinary course matters can have an adverse impact on us because of legal costs, diversion of management’s time and resources, and other factors. The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2023 and December 31, 2022, the Company’s management has concluded that it was not necessary to accrue amounts related to any pending litigation.
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
During the three months ended June 30, 2023, the Company had two customers which each individually comprised greater than
10
% of net sales. These customers represented 66% and 12%

of net sales, respectively, during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company had three customers which each individually comprised greater than 10% of net sales. These customers represented 55%, 13% and 10% of net sales, respectively, during the six months ended June 30, 2023. During the three months ended June 30, 2022, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 40% and 25% of net sales, respectively, during the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company had two customers which each individually comprised greater than 10% of net sales. These customers represented 51% and 22% of net sales, respectively, during that period. No other customer accounted for more than 10% of net sales during the periods presented.
Concentration of Credit Risk
Accounts receivable potentially subject the Company to concentrations of credit risk. As of June 30, 2023, four customers accounted for a total of 75% of the Company’s accounts receivable balance, or 32%, 23%,

11% and 9%, respectively. As of December 31, 2022, three customers accounted for a total of 69% of the Company’s accounts receivable balance, or 36%, 24%, and 9%, respectively. No other customers accounted for more than 10% of total accounts receivable. The Company’s customers are predominantly retailers who sell the Company’s products to end consumers. Given that, along with the Company’s customers being major U.S. retailers, the Company does not consider the concentration of its trade account receivables to be a significant risk.

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
Subsequent to the approval of the Plan
 123,397 additional shares were authorized to be granted under the Plan pursuant to an evergreen provision.
The Company grants RSUs to certain directors, officers and employees. Each RSU granted constitutes a right to receive one share of the Company’s Class A common stock, subject to the vesting terms specific to each agreement. The shares of the Company’s common stock underlying the number of vested RSUs are intended to be delivered as soon as practicable after vesting occurs. During the period between the grant date and vesting, the RSUs may not be transferred, and the grantee has no rights as a stockholder until vesting has occurred. If the grantee’s employment is terminated for any reason (other than following a change in control of the Company or a termination of an officer other than for cause), then any unvested RSUs under the award will automatically terminate and be forfeited. If a grantee’s employment is terminated by the Company without cause or by the grantee for good reason, then, provided that the RSUs have not been previously forfeited, the remaining unvested portion of the RSUs will immediately vest as of the grantee’s termination date. In the event of a change in control, the Company’s obligations regarding outstanding RSUs shall, on such terms as may be approved by the Company’s Compensation Committee prior to such event, immediately vest, be assumed by the surviving or continuing company or cancelled in exchange for property (including cash). As of June 30, 2023, there were 617,482 shares available under the Plan for future equity grants.
Restricted Stock Units Issued to Officers and Employees
The following table details the activity related to equity grants during the three months ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding/Unvested at December 31, 2022	2,384,896	7.66
Granted	725,604	6.61
Forfeited	—	—
Vested	(103,011)	6.19

Outstanding/Unvested at June 30, 2023	3,007,489	7.46

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
Equity Compensation Expense
The Company values RSUs (the grant date fair value) based on the closing price of the Company’s Class A common stock on the date the grant is issued, and recognizes the expense related to this value on a straight-line basis over the vesting term. During the three and six months ended June 30, 2023, the Company recorded expense related to outstanding RSU grants of approximately $2.0 million and $3.9 million, respectively. During the three and six months ended June 30, 2022, the Company recorded expense related to outstanding RSU grants of approximately $1.7 million and $3.4 million, respectively. Income tax benefits related to the vesting of RSUs during the three and six months ended June 30, 2023 were de minimus. There were no benefits related to income taxes during the three and six months ended June 30, 2022. Unrecognized compensation expense as of June 30, 2023, was $12.6 million, to be recognized over a weighted average period of approximately 1.7 years.

NOTE 14. INCOME TAXES
During the three and six months ended June 30, 2023 and 2022 the Company provided no amounts related to current income taxes as a result of the net losses incurred. As such only deferred taxes were applicable for the six month period, and as a result of the full valuation allowance applied to the deferred tax assets, there were no amounts related to income taxes recognized in the consolidated statement of operations.
The Company’s effective tax rate includes a rate benefit attributable to approximately 28% of the Company’s earnings which are not subject to corporate level taxes, due to the applicable income taxes that are the obligation of the non-controlling
members of RGF. Thus, the effective tax rate on the portion of loss attributable to the Company is 25.0%, before taking into effect the valuation allowance, for the three and six months ended June 30, 2023.
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
NOTE 16. SUBSEQUENT EVENTS
The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. Apart from the below, the Company identified no subsequent events as of the date that the financial statements were issued.
On July 21, 2023, the Company entered into amendment number 25 to its amended and restated Loan and Security Agreement with PMC Financial Services Group, LLC, dated June 30, 2016 (the “Existing Credit Facility”). The Amendment amended the Existing Credit Facility to allow for an increase in the maximum borrowing under the revolving credit facility by $5.0 million, bringing the maximum available to borrow under this facility from $75.0 million to $80.0 million. Apart from the foregoing, no other terms related to the Existing Credit Facility were changed.

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

Trends and Other Factors Affecting Our Business and Industry

Our results are impacted by economic and consumer trends, as well as pressures impacting food industry market dynamics, such as sourcing and supply chain constraints. Changes in trends in consumer buying patterns may impact the results of our operations. In recent years, there has been an increased focus on healthy eating and on consuming natural, organic and specialty foods. These trends have benefited the Company, as has the rise in at-home consumption as a result of the COVID-19 pandemic (the “Pandemic”). However, consumer spending may shift to the food-away-from-home industry as the impacts of the Pandemic subsides. We believe the trend in in-home consumption positively affected our sales, given the increase in demand of our retail customers during 2022 and 2023, which we expect to continue throughout 2023. However, cost challenges, though stabilizing, were persistent during 2022 due to supply and supply chain disruptions, and an increase in costs for certain ingredients in our products may occur again during 2023. In addition, certain inflationary pressures currently impacting the global economy may persist, and ultimately impact the cost of our goods.

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

Results of Operations — Comparison of the Three Months Ended June 30, 2023 and 2022

The following table details the results of our operations for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	THREE MONTHS ENDED
	JUNE 30,

	2023	2022	$ Change	% Change

Net sales	$35,363	$30,809	$4,554	14.8%
Cost of sales	30,551	28,458	2,093	7.4%

Gross profit	4,812	2,351	2,461	104.7%

Operating expenses:
Selling and distribution	4,670	4,909	(239)	-4.9%
Marketing	1,509	1,172	337	28.8%
Administrative	9,270	6,089	3,181	52.2%

Total operating expenses	15,449	12,170	3,279	26.9%

Loss from operations	(10,637)	(9,819)	(818)	8.3%
Interest expense	3,949	1,291	2,658
Loss before income taxes	(14,586)	(11,110)	(3,476)	31.3%

Income tax expense	—	—	—

Net Loss	$(14,586)	$(11,110)	$(3,476)	31.3%
Less: net loss attributable to non-controlling interest	(10,413)	(8,449)

Net loss attributable to The Real Good Food Company, Inc.	$(4,173)	$(2,661)

Net Sales

Net sales for the three months ended June 30, 2023, increased $4.6 million, or 14.8%, to $35.4 million compared to $30.8 million for the prior year period. This increase was primarily due to increases in units sold to our existing distribution points, and to a lesser extent sales to new distribution points. This was partially offset by the timing of certain promotional events that increased sales in the second quarter of 2022 that did not repeat this year.

Cost of Sales

Cost of sales increased approximately $2.1 million, or 7.4%, to $30.6 million during the three months ended June 30, 2023 compared to $28.5 million for the prior year period. This increase was primarily due to the increase in the sales volume of our products, offset in part, by increases in efficiency in our Bolingbrook plant as well as decreases in certain raw material costs. We expect these raw material costs to continue to be lower throughout 2023 relative to the prior year.

Gross Profit

Gross profit increased $2.5 million to $4.8 million for the three months ended June 30, 2023, compared to $2.4 million for the prior year period. This increase is due to the increase in sales as well as decreases in certain manufacturing and raw material costs described above.

Operating Expenses

Selling and Distribution Expense

The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

`	THREE MONTHS ENDED
	JUNE 30,

	2023	2022	$ change	% Change

Selling and distribution	$4,670	$4,909	($239)	-4.9%
Percentage of net sales	13.2%	15.9%		-2.7%

Selling and distribution expense remained relatively unchanged for the three months ended June 30, 2023, as compared to the prior year period. Selling and distribution expense decreased as a percentage of sales primarily due to decreases in transportation costs. These costs decreased as a result of our initiative to consolidate our carrier network which we began in the latter half of 2022.

Marketing Expense

The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED
	JUNE 30,

	2023	2022	$ change	% Change

Marketing	$1,509	$1,172	$337	28.8%
Percentage of net sales	4.3%	3.8%		0.5%

Marketing expense increased $0.3 million during the three months ended June 30, 2023, as compared to the prior year period. Marketing expense relates primarily to advertising and promotional costs we incur to increase household awareness of our brand as well as support our sales growth. Increases during the quarter compared to the same period last year occurred primarily due to certain in store promotional events to support our new product launches.

Administrative Expense

The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	THREE MONTHS ENDED
	JUNE 30,

	2023	2022	$ change	% Change

Administrative	$9,270	$6,089	$3,181	52.2%
Percentage of net sales	26.2%	19.8%		6.5%

Administrative expense increased $3.2 million, or 52.2% during the three months ended June 30, 2023, as compared to the prior year period. This increase was primarily driven by research and development costs to support new product development for 2023 and beyond, and to a lesser extent increases in equity compensation expenses incurred during the period.

Loss from Operations

As a result of the foregoing, loss from operations increased $0.8 million, or 8.3% to $10.6 million for the three months ended June 30, 2023, compared to a loss from operations of $9.8 million for the prior year period. Loss from operations as a percentage of sales was (30.1)% for the current period, compared to (31.9)% for the prior year period.

Interest Expense

Interest expense increased $2.7 million to $3.9 million during the three months ended June 30, 2023, as compared to $1.3 million for the prior year period. The increase in interest expense during the 2023 period was primarily due to having higher levels of debt as well as an increase in interest rates during the three months ended June 30, 2023 as compared to the prior year period.

Net Loss

As a result of the foregoing, our net loss increased $3.5 million, or 31.3%, to $14.6 million during the three months ended June 30, 2023, compared to a net loss of $11.1 million for the prior year period.

Results of Operations — Comparison of the Six Months Ended June 30, 2023 and 2022

The following table details the results of our operations for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	SIX MONTHS ENDED
	JUNE 30,

	2023	2022	$ Change	% Change

	$65,161	$68,385	($3,224)	-4.7%
Cost of sales	55,361	61,787	(6,426)	-10.4%

Gross profit	9,800	6,598	3,202	48.5%

Operating expenses:
Selling and distribution	10,094	10,236	(142)	-1.4%
Marketing	3,143	2,958	185	6.3%
Administrative	17,943	11,867	6,076	51.2%

Total operating expenses	31,180	25,061	6,119	24.4%

Loss from operations	(21,380)	(18,463)	(2,917)	15.8%
Interest expense	7,231	2,181	5,050	231.5%
Other Exp	(348)	—	(348)

Loss before income taxes	(28,263)	(20,644)	(7,619)	36.9%

Income tax expense	—	—	—

Net Loss	$(28,263)	$(20,644)	$(7,619)	36.9%
Less: net loss attributable to non-controlling interest	(20,397)	(15,689)

Net loss attributable to common unitholders	$(7,866)	$(4,955)

Net Sales

Net sales for the six months ended June 30, 2023, decreased $3.2 million, or 4.7%, to $65.2 million compared to $68.4 million for the prior year period. This decrease was primarily due to the timing of certain promotional events, which positively impacted our net sales during the first half of 2022, that did not occur in the six months ended June 30, 2023. These promotional events are expected to occur in the second half of 2023. In addition, delays in transitioning to certain refurbished product offerings, owing to customer execution issues, also negatively impacted sales for the six months ended June 30, 2023, though to a lesser degree.

Cost of Sales

Cost of sales decreased approximately $6.4 million, or 10.4%, to $55.4 million during the six months ended June 30, 2023 compared to $61.8 million for the prior year period. This decrease was due to decreases in certain raw material costs, gains in production efficiency, as well as to lower sales volumes during the six months ended June 30, 2023. We expect these raw material costs to continue to be lower throughout 2023 relative to the prior year. In addition, we experienced decreases in formulation costs during the six months ended June 30, 2023.

Gross Profit

Gross profit increased $3.2 million to $9.8 million for the six months ended June 30, 2023, compared to $6.6 million for the prior year period. This increase is due to the decrease in cost of sales described above.

Operating Expenses

Selling and Distribution Expense

The following table sets forth our selling and distribution expense for the periods indicated (dollar amounts in thousands):

	SIX MONTHS ENDED
	JUNE 30,

	2023	2022	$ change	% Change

Selling and distribution	$10,094	$10,236	($142)	-1.4%
Percentage of net sales	15.5%	15.0%		0.5%

Selling and distribution expense remained relatively unchanged for the six months ended June 30, 2023, as compared to the prior year period. Selling and distribution expense decreased as a percentage of sales primarily owing to a decreases in transportation costs related to the strategic decision to consolidate our carrier network.

Marketing Expense

The following table sets forth our marketing expense for the periods indicated (dollar amounts in thousands):

	SIX MONTHS ENDED
	JUNE 30,

	2023	2022	$ change	% Change

Marketing	$3,143	$2,958	$185	6.3%
Percentage of net sales	4.8%	4.3%		0.5%

Marketing expense increased $0.2 million during the six months ended June 30, 2023, as compared to the prior year period. Marketing expense relates primarily to advertising and promotional costs we incur to increase household awareness of our brand as well as support our sales growth. Increases during the period compared to the same period last year occurred primarily due to certain in store promotional events to support new product offerings.

Administrative Expense

The following table sets forth our administrative expense for the periods indicated (dollar amounts in thousands):

	SIX MONTHS ENDED
	JUNE 30,

	2023	2022	$ change	% Change

Administrative	$17,943	$11,867	$6,076	51.2%
Percentage of net sales	27.5%	17.4%		10.2%

Administrative expense increased $6.1 million, or 51.2% during the six months ended June 30, 2023, as compared to the prior year period. This increase was primarily driven by research and development costs to support new product development for 2023 and beyond, and to a lesser extent increases in equity compensation expenses incurred during the period.

Loss from Operations

As a result of the foregoing, loss from operations increased $2.9 million, or 15.8% to $21.4 million for the six months ended June 30, 2023, compared to a loss from operations of $18.5 million for the prior year period. Loss from operations as a percentage of sales was (32.8)% for the current period, compared to (27.0)% for the prior year period.

Interest Expense

Interest expense increased $5.1 million to $7.2 million during the six months ended June 30, 2023, as compared to $2.2 million for the prior year period. The increase in interest expense during the 2023 period was primarily due to having higher levels of debt as well as an increase in interest rates during the six months ended June 30, 2023 as compared to the prior year period.

Other Income

Other income recognized during the six months ended June 30, 2023 related entirely to certain government payments related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was granted to certain companies who did not decrease their workforce during the pandemic. There were no amounts recognized related to Other Income during the prior year period.

Net Loss

As a result of the foregoing, our net loss increased $7.6 million, or 36.9%, to $28.3 million during the six months ended June 30, 2023, compared to a net loss of $20.6 million for the prior year period.

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

On February 28, 2023, we amended our debt agreement with PMC to, among other things i) decrease the outstanding balance of the Company’s revolving credit facility by $10.0 million, resulting in an increase in availability by $10.0 million, which was achieved by converting $10.0 million of the revolving credit facility balance to a term loan increasing the term loan balance to $20.0 million at the date of the amendment, (ii) change the definition of “Borrowing Base” to allow for borrowing up to 85% of the value of the eligible assets which comprise the Borrowing Base (not to exceed $75.0 million in borrowing in the aggregate) and (iii) consolidate equipment loans for both the revolving Capex Line and termed portion, to one $8.1 million term loan, which commenced on February 28, 2023 and matures on August 31, 2028, with payments for first six months of that term being interest only, and payments of both principal and interest to be made beginning in August 2023. During July 2023, we further amended our debt agreement with PMC to allow for an additional $5.0 million in borrowing on our revolving credit facility.

As of June 30, 2023, we had $3.0 million in cash (which includes restricted cash of $2.3 million), current debt obligations of $0.9 million, and long-term debt obligations of $101.2 million. We believe that our cash on-hand and cash received from operations, together with borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures and debt service requirements for the remainder of 2023 as well as the foreseeable future. We expect to make future capital expenditures of approximately $4.0 million to $6.0 million in connection with the enhancement of our current production capabilities during the remainder of 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	June 30,
(In thousands)	2023	2022

Net cash used in operating activities	$(26,600)	$(30,097)
Net cash used in investing activities	(953)	(3,630)
Net cash provided by (used in) financing activities	22,983	16,631

Net decrease in cash and restricted cash	(4,570)	(17,096)

Cash and cash equivalents at end of period	$3,027	$12,649

Net Cash Used in Operating Activities

Net cash used in operating activities was $26.6 million during the six months ended June 30, 2023, as compared to net cash used in operating activities of $30.1 million for the six months ended June 30, 2022. The decrease in net cash used in operating activities is primarily due to decreases in cash flows related to inventory, as well as increases in cash flows from our accounts receivable, offset in part by the increase in our net loss during the 2023 period. The increase in cash flows related to our accounts payable is largely due to more favorable payment terms experienced during the six months ended June 30, 2023, as compared to the prior year period.

Net Cash Used in Investing Activities

During the six months June 30, 2023 and 2022, net cash used in investing activities was approximately $1.0 million and $3.6 million, respectively. Cash used in investing activities during the six months ended June 30, 2023 was related to equipment purchased for our manufacturing facilities. Our capital expenditures during the six months ended June 30, 2022 were primarily related to equipment for our Bolingbrook facility, necessary to bring the facility fully into full operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled to approximately $23.0 million during the six months ended June 30, 2023, as compared to net cash provided by financing activities of $16.6 million during the same period last year. This increase was primarily due to payments related to contingent consideration during 2022, which did not occur in 2023.

Contractual Obligations

As of June 30, 2023, there were no material changes in payments due under contractual obligations from those disclosed in our Annual Report.

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

During the three months ended June 30, 2023, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) under the Exchange Act).

Based upon this evaluation as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and controls over financial reporting were not effective. This determination is based on the previously reported material weakness management identified as part of our fiscal year 2022 assessment (See Item 9A in our Annual Report on Form 10-K, filed on March 31, 2023). We are in the process of remediating the material weakness in our internal controls over financial reporting and disclosure controls, as described below. We believe the completion of these processes should remedy the material weakness. We will continue to monitor these issues.

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

Changes in Internal Control over Financial Reporting

Except for the changes described above there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2023.

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

There were no material changes in the Company’s risk factors from the risks disclosed in the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment Number Twenty Five dated as of July 17, 2023, by and between Real Good Foods, LLC and PMC Financial Services Group, LLC.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2023	By:	/s/ Gerard Law
Gerard Law
Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/ Akshay Jagdale
Akshay Jagdale
Chief Financial Officer
(Principal Financial Officer)